Form 10-K405
period 1999-12-31
COBALT NETWORKS INC
filed 2000-03-30
CIK 1053355

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

                                      or

[_] Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period

                    from                 to

                        Commission file number: 0-24360

                               ---------------

                             COBALT NETWORKS, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                  77-0440751
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)               Identification Number)

    555 Ellis Avenue
Mountain View, California                       94043
                                              (Zip Code)

      Registrant's telephone number, including area code: (650) 623-2500

          Securities registered pursuant to Section 12(b) of the Act:

 Title
  of
 each                Name of each exchange
 class                on which registered
 -----               ---------------------
 None                         None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value

                               ---------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 29, 2000 as reported on the Nasdaq National Market, was approximately $871.4 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of December 31, 1999, registrant had outstanding 28,317,000 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2000 Annual Meeting of Stockholders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

   This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such forward looking statements involve risks and uncertainties. When used in this Report, the words "expects," "anticipates," and "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or incorporated by reference herein. Cobalt Networks, Inc. undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

   Our company, Cobalt Networks, Inc., is a Delaware corporation. Our principal executive offices are located at 555 Ellis Street, Mountain View, California 94043. Our telephone number is (650) 623-2500.

Overview

   We provide server appliances, which are a new category of network infrastructure devices that combine hardware and software to deliver one or a few network-based applications well. Server appliances differ from general purpose servers, which are designed to support a broad range of applications and are not designed specifically to perform any particular function. Our server appliances enable organizations that could not previously establish an online presence to do so easily, cost-effectively and reliably. As the number of internet users and businesses online increases, we believe the demand for server appliances will continue to grow.

   Our principal product lines, the Cobalt Qube and Cobalt RaQ, enable our customers to perform critical internet-related applications including file serving, web hosting and providing software applications over the internet, such as electronic mail and electronic commerce. We also offer network-attached storage products, which provide overflow file storage for network users, and network caching products, which enable more efficient bandwidth usage and improve speed of internet content delivery. Our products are designed to enable Linux, an open source operating system for which the source code is available at little or no cost, to work well with software applications and hardware components delivered pre-configured in our products. These software applications include applications for web-based communications developed by us and by the open source software developer community, as well as proprietary third party applications. Our use of the Linux operating system enables us to leverage the rapid application development cycles of the open source software community to reduce the time to market for our new and innovative products.

   As of December 31, 1999, we had sold over 25,000 server appliances to more than 1,900 end user customers in more than 70 countries. We market and sell our products globally through our direct sales force and our channel partners. Our target customers are small- to medium-sized organizations, including businesses, educational and government entities and branch offices of large organizations. We also target web hosting and application service providers that offer outsourced internet services to these end users.

Industry Background

   The emergence of the internet as the backbone of electronic commerce and content delivery has created the opportunity for small- to medium-sized organizations to significantly expand their market reach. The internet allows these organizations to benefit from powerful information technology previously beyond their economic and technical resources. In order to create an online presence, these organizations can purchase and deploy their own network infrastructure or rely upon outsourced infrastructure deployed by web hosting and application service providers that offer services such as electronic mail and electronic commerce.

   Traditionally, creating an online presence required the deployment of general purpose servers and complex network technologies. General purpose servers are designed to perform a large variety of functions including providing database, electronic mail, network management, file management and application services. However, the high cost of ownership and the complexity of general purpose servers often discourage their adoption by small- and medium-sized organizations, due to limited budgets and scarce and costly technology skills. The high cost and complexity also create challenges for web hosting and application service providers that seek to profitably differentiate themselves in an intensely competitive and price sensitive market by offering high value added services to small- to medium-sized organizations.

   Server appliances have been developed to address the challenges faced by small- to medium-sized organizations and web hosting and application service providers in deploying their internet infrastructures. Because server appliances are explicitly designed and customized to provide one or a few dedicated applications, they can:

  . be easy to install, use and administer;

  . be easy to integrate with other infrastructure components;

  . have a low acquisition price and low total cost of ownership; and

  . deliver robust and scalable performance on an ongoing basis.

   These benefits enable small- to medium-sized organizations to rapidly and cost-effectively establish an online presence through the use of server appliances. These benefits also enable larger organizations to easily complement their existing general purpose servers by deploying application specific server appliances and thereby reduce conflicting capacity demands on their general purpose servers. In addition, these benefits allow web hosting and application service providers to increase profitability by offering value added services. In situations that may require the dedication of a single server to a single customer to provide customized services, server appliances enable these providers to avoid the high cost and complexity of a general purpose server.

   Server appliances can be developed either with proprietary or open source operating systems, such as Linux. Proprietary operating systems are owned and protected by a single vendor. A single vendor's limited engineering staff may be the only developers with access to the source code needed to create other software applications. As a result, the owner of the proprietary operating system is the primary developer of new applications. Other developers may be required to satisfy lengthy qualification procedures and pay license fees for access to the elements of source code needed to create compatible applications. These access limitations and fees result in slower development cycles and higher end user costs of proprietary operating systems than can be achieved using open source software. Open source software uses publicly available source code that can be copied, modified and distributed by any software developer with very few restrictions. Unlike proprietary, or closed, software products, open source software is developed by a community of independent developers who permit others to access their improvements and modifications freely. Open source software, such as Apache web server, Perl and Sendmail, is gaining increasing acceptance, particularly among web hosting and application service providers. Open source software may provide the following benefits to server appliances:

  . Better application integration and higher reliability: because the source code is open, server appliance vendors may have a better understanding of the interaction of all system components, which allows them to more thoroughly coordinate their applications with the operating system and improve system stability.

  . Lower cost base: open source operating systems and software are available at no cost and therefore can be incorporated in a system without the need for royalty payments or significant internal research and development costs.

  . Shorter development cycles: the collaborative nature of the worldwide developer base for open source software enables server appliance vendors to improve their products more quickly than they can improve products based on proprietary operating systems.

The Cobalt Solution

   We provide server appliances that deliver network-based applications in a flexible and reliable manner that are simpler and more cost-effective than other current solutions. Our server appliances include a tailored version of the Red Hat Linux operating system that we have customized to more effectively perform the particular applications for which our products are designed. Our server appliances also include web-based communications applications that have been developed by us and the open source software developer community, and industry-standard hardware components. We believe that we are well positioned to become the leading provider of server appliance solutions for small- to medium-sized organizations and web hosting and application service providers by offering the following advantages:

 Complete, integrated solutions

   Our products provide our customers with complete solutions that do not require additional hardware or software to cost-effectively deliver the specific applications for which the product is designed. Our use of open source software and industry standard hardware enables us to fully understand the interaction of all components of the system and design an efficient and reliable solution. In addition, our products provide significant advantages over other servers based on open source operating systems that are not customized to fully integrate the applications and operating system to perform a specific function. The integrated design of our software applications, operating system and hardware results in a more reliable and stable product that is less likely to cause disruptions in network services. This integration also enhances the security of our solutions and enables us to design the hardware in a cost-effective manner.

 Ease of installation and use

   Our products are pre-configured and include a simple set up procedure designed to require less than 15 minutes for deployment by a non-technical person. In addition, our products are easy to use, can be administered from any internet-accessible location and require minimal space and power. Our web-based user interface shields the user from technical complexities and minimizes the need for trained information technology staff.

 Low cost of ownership

   We design our server appliances to deliver robust performance at an installed cost that is 15% to 60% less than the published list prices of general purpose servers equipped to perform the same functions. We can sell our products at lower prices because our operating systems are based on royalty-free open source software, and we avoid the use of unnecessary hardware components by designing our products to perform a specific function. Our products require limited skills and time to deploy and do not require a network shutdown to install or add additional appliances. In addition, the software tools included in our products minimize ongoing system management and support efforts that would otherwise be provided by trained information technology staff, thus greatly reducing the appliances' lifetime cost of ownership.

 Building blocks for future growth

   As the amount of data traffic handled by a Cobalt server appliance increases, additional units can be added to increase capacity at little incremental expense beyond the cost of the units themselves. The ability to easily add additional server appliances provides an evolution path that enables customers to develop their network services and its architecture according to their needs without a high up-front investment. Our low cost server appliances are designed to be building blocks for scalable solutions.

   To assist customers in managing vast installations of our server appliances, we have developed a software tool to enable our Cobalt RaQ products to interoperate in a fully scalable fashion. This software tool, the Cobalt Management Console, is specifically designed to allow system administrators to monitor and perform management tasks on large installations of Cobalt RaQ server appliances from a single management console.

 Stable, open source development environment

   Our products use a version of the Red Hat Linux operating system, an open source operating system that undergoes a continuous cycle of enhancement by a global community of open source developers. We customize Red Hat Linux for our server appliances by eliminating large portions of general purpose source code that is unnecessary for a dedicated server appliance and tailoring the remaining source code to work effectively with our dedicated hardware. Our open source operating system is designed to work with our hardware components to provide a reliable and stable environment upon which we and third party developers can develop applications with a rapid time to market. In addition, because our source code is royalty free and open, we believe our products will attract a large community of third party application developers. We enjoy the benefits of our customized operating system exclusively for a short period of time, then publish our customizations for further enhancement by the open source development community.

 Cross platform compatibility

   Our products employ an internet standards-based architecture that enables them to function with other networked computers that operate on a variety of operating systems, including Windows NT and UNIX. By being cross platform compatible, our products enable our customers to realize the benefits of our products as part of their existing network infrastructure.

Products

   All of our products are built on a common core software and hardware architecture that enables us to develop and market new products rapidly. In the 24 months ending with March 2000, we have introduced 24 products based on our four principal product lines. Our products are based on the Linux operating system, an operating system known for its high reliability, performance, scalability, customizability and low memory requirements. We have customized the Red Hat Linux operating system to improve the performance and reliability of our products. We have invested in the development of proprietary technology for our products that includes core applications, software toolkits, management tools, system maintenance daemons and clustering technologies. Our products include bandwidth management technology embedded in the operating system for which we have filed for a patent.

   We also have an application developer program through which we encourage third-party software developers to create additional software applications for our products. Examples of those applications are electronic commerce engines, a medical imaging file server program and a cellular telephone voicemail server program. We believe that end users will benefit from our open source model by having many additional applications available to them. We provide the relevant portions of our source code to third party software developers to assist them in creating applications that are closely integrated with our products' operating systems, applications and hardware. We provide other assistance to application developers including telephone support, electronic mail bulletin boards and a web site. We believe that there are currently more than 100 applications that have been developed and supported by third parties for our products. We believe that other third party applications for our products are currently in development.

   The following table reflects our product lines:

                Date of First     Starting
 Product Line   Commercial Sale   List Price Function
 ------------   ---------------   ---------- --------
 Cobalt Qube    March 1998          $  999   Small- to medium-sized
                (1st generation)             organizations can use these
                January 1999                 products for dedicated functions
                (2nd generation)             such as electronic mail, file
                                             servers and print servers or to
                                             provide internet access and web
                                             serving. We introduced a Japanese
                                             language user interface in May
                                             1998, French and German language
                                             user interfaces in September 1999
                                             and a Chinese language user
                                             interface in March 2000.

 Cobalt RaQ     September 1998      $1,299   Web hosting and application
                (1st generation)             service providers can use our
                March 1999                   Cobalt RaQ products for dedicated
                (2nd generation)             hosting services. The compact
                October 1999                 design of the product is intended
                (3rd generation)             to facilitate its use in standard
                                             size networking facility racks.
                                             We introduced a Japanese language
                                             user interface for this product
                                             in December 1998.

 Cobalt Cache   July 1998           $1,899   Customers can use our Cobalt
                (1st generation)             CacheQube and CacheRaQ products
                April 1999                   to provide faster web response
                (2nd generation)             time and eliminate redundant
                                             traffic travelling over wide area
                                             network links. These products are
                                             targeted at markets where
                                             bandwidth is at a premium and
                                             public communications networks
                                             are less developed.

 Cobalt NAS     April 1999          $1,799   Customers can use the Cobalt
                                             NASRaQ to add storage to an
                                             existing network. For users of
                                             the network, the Cobalt NASRaQ
                                             appears to be another hard drive.

 Cobalt         October 1999        $1,999   In multiple Cobalt RaQ
 Management                                  installations, several or as many
 Console                                     as one hundred systems can be
                                             configured, monitored, and
                                             managed as a block or in subsets
                                             from a single operator station
                                             with the aid of the Cobalt
                                             Management Console.

Technology

   We have invested in developing proprietary technology for our products that includes our operating system, web-based communications applications, software toolkits, management tools, system maintenance daemons and clustering technologies.

 Operating System

   Our products are based on the Linux operating system, an operating system known for its high reliability, performance, scalability, customizability and low memory requirements. We recognize the many benefits that an open source operating system, such as Linux, provides for the development of server appliances. Linux is open source software that is constantly being improved by a broad base of developers without requirements for royalty obligations to the developers. We can customize existing Linux operating system applications or adopt different versions of Linux without lengthy product transitions. We have free access to the entire Linux source code and have modified Red Hat's version of the Linux operating system to optimize it for use in our products.

 Web-based Communications Applications

   Our server appliances offer web-based communications applications such as web serving, domain name serving, file transfer protocol, electronic mail, discussion groups and web authoring. We provide integrated and optimized royalty-free industry standard software such as Apache, a web serving software, Perl, a scripting language for web site development, and Sendmail, an electronic mail program. We also provide our internally developed software for discussion groups and web page authoring as integrated features of our Cobalt Qube and Cobalt RaQ products. We are investing significant resources in deploying, testing and effectively integrating these diverse applications with consistent, user friendly interfaces.

 Software Toolkit

   We have developed and are continuing to enhance a proprietary software toolkit that provides a consistent interface between the applications and the operating system. Our software toolkit enables us to provide uniform browser-based user interfaces across all server functions and applications. Our custom software toolkit overcomes the complexity generally associated with setting up, managing, monitoring and using various complex network daemons and applications. We intend to continue to develop and improve interfaces to our software to assist third parties such as web hosting and application service providers and value added resellers to add software applications to our platform.

 System Maintenance Daemons

   To improve reliability and reduce cost of ownership of our server appliances, we have developed a set of software daemons, which are software programs that continuously monitor the state of the various software and hardware functions on the server to permit troubleshooting. Our system maintenance daemons automatically inform the user of excessive server resource utilization and recommend corrective action. Our system maintenance daemons also attempt to fix any problems automatically that the software detects and proactively inform the user if an attempted solution was unsuccessful. The proactive problem resolution enhances the overall reliability of the server appliance while reducing management overhead. Our products also support industry standards including Simple Network Management Protocol.

 Clustering Technologies

   Our products incorporate our proprietary clustering technologies that distribute network usage across a number of server appliances for improved network performance. These technologies allow our server appliances to be clustered without using expensive load balancing equipment. For example, these technologies enable a user to deploy additional Cobalt CacheRaQ units as needed to support increased network usage.

 Management Tools

   We have several management tools, such as our maintenance and restore toolkit, that assist the user to perform maintenance and administrative tasks on our server appliances. In addition, we have developed a web-based remote management tool for monitoring the status and configurations of a large number of our server appliances on a single network. In addition, this management software allows system administrators to provide software upgrades to multiple server appliances and configure multiple machines from a single management console in an easy-to-use and cost-effective manner.

 Embedded Processor Hardware Platform

   We enable our products to deliver high performance cost-effectively through our proprietary hardware and motherboards that leverage standard components including hard disk drives, memory and processors. We have eliminated unnecessary components, thus reducing cost and power consumption and increasing reliability. With the compact size of our Cobalt RaQ products, our service provider customers are able to achieve three to four times the server density of general purpose servers, a key advantage in the web hosting and application service provider market where rack space is at a premium.

Customers

   As of December 31, 1999, we had sold over 25,000 of our server appliance products to more than 1,900 end user customers in over 70 countries. Our direct customers include regional and national web hosting and application service providers in the United States, in addition to our channel partners. Our indirect customers are primarily composed of small- to medium- sized organizations and web hosting and application service providers. With respect to both our direct and indirect sales, customers often buy for a single location, department or division, and then, based upon the initial success of the products, later expand their use of our products into other parts of the organization. In 1999 and 1998, no single end user customer accounted for more than 10% of our revenues. Indirect sales were 79% and 54% of our net revenues in 1999 and 1998, respectively. In 1999, sales to two of our distributors, Nissho Electronics and Tech Data, accounted for 14% and 11% of our net revenues, respectively.

Sales and Marketing

   We sell our products through our direct sales force and channel partners including distributors, resellers and system integrators. Historically our direct sales efforts have focused on regional and national web hosting and application service providers in the United States. We intend to continue and expand our sales efforts to web hosting and application service providers. We also intend to pursue sales to the growing number of web hosting and application service providers outside of the United States. We have relied on original equipment manufacturers for only a limited number of sales, but we intend to explore opportunities to work with additional original equipment manufacturers in the future.

 Direct Sales

   The primary function of our direct sales force is to generate demand for our products that is fulfilled either directly or through channel partners. We encourage our direct sales staff to work with potential web hosting and application service provider customers regardless of whether the customer ultimately purchases our product from us or one of our channel partners. We believe this model enables us to encourage proliferation of our products in this key customer group. Our direct sales force uses a team approach, which we believe enables us to achieve better control of the sales process and respond more rapidly to customer needs. Our direct sales force for North America is distributed throughout the United States. In 1999 and 1998, respectively, 21% and 46% of our net revenues were from direct sales, substantially all of which was from the United States.

   We opened sales offices in Japan, the United Kingdom and Germany in 1998. During 1999, we established direct sales activities in the Netherlands and France. In 1999 and 1998 respectively, 52% and 44% of our net revenues were from outside the United States.

 Channel Partners

   As the server appliance market has matured, we have developed a multi-tier sales channel that is comprised of distributors, resellers and system integrators. We believe that as the market for server appliances matures, sales through channel partners will represent an increasing percentage of our sales.

   Sales to our channel partners represented 79% of our net revenues in 1999. Channel partner sales in the United States and outside the United States were approximately 25% and 54% of net revenues, respectively, in 1999. Our top five channel partners based on net revenues in 1999 were:

     Ingram Micro    Nissho Electronics (Japan)
     Merisel         Tech Data
     Mitsui (Japan)

   In addition to delivering our server appliances to small web hosting and application service providers and small- to medium-sized organizations, distributors enable us to more effectively pursue a number of vertical markets. Vertical markets and applications such as branch offices of large organizations, government, education and web-based direct resellers are targets of our channel partners.

 Original Equipment Manufacturer Relationships

   We recently began to sell our products through original equipment manufacturer relationships. As part of these relationships, we design and manufacture products that are customized to meet the end users' needs and which are branded and sold under that company's label. We have initiated several original equipment manufacturer relationships for our Cobalt Qube products. We plan to expand our selling efforts through original equipment manufacturer relationships and are currently evaluating opportunities, particularly with respect to sales of our Cobalt Qube products.

   In 1999, we established OEM relationships with several partners, including NTT DoCoMo and France Telecom.

   NTT DoCoMo sells a customized version of the Cobalt Qube as the server appliance technology branded by NTT DoCoMo for its wireless electronic mail system. This technology enables subscribers to access e-mail from network computer systems via handheld wireless telephone and personal digital assistant devices. Using the wireless technology, customers can establish low cost e-mail connections.

   France Telecom sells the Cobalt Qube to the French public schools to provide students with network services and internet access. The France Telecom branded version of the Cobalt Qube includes a specially developed collection of education-oriented software, including internet content filtering software from third party software developers. Cobalt developed the education package for France Telecom in conjunction with third party software developers. France Telecom plans to install one or more Cobalt Qubes in public schools over the next several years. We believe the software technology Cobalt developed with France Telecom and third party developers could lead to additional business in the education market.

 Marketing Programs

   To support our growing sales organization and channel, we have devoted significant resources in the past year to building and launching a series of marketing campaigns. Our marketing efforts have included a number of programs, such as seminars, industry trade shows, mailings to resellers, analyst and press tours, print and online advertising, and public relations. We believe these marketing programs have resulted in better awareness of our Cobalt brand.

   In March 1999, we announced the launch of a two-tier distribution-marketing program. Our True Blue Partner and True Blue Sapphire Partner programs are for web hosting and application service providers that resell a specified number of Cobalt products. These web hosting and application service providers resell our products for dedicated web hosting with our marketing support. We have similar True Blue and True Blue Sapphire programs for value added resellers. In addition to partner development activities, we also actively work on end user education. As of December 31, 1999, more than 500 partners had registered in our True Blue programs.

 Customer Advocacy and Support

   We believe that high quality customer service and support is critical to the successful marketing and sale of our products. We are developing a comprehensive service and support organization to manage customer accounts and expect to provide an increasing level of support as our products are deployed across a range of customers. We provide support for our products and services primarily from our Mountain View, California location. We plan to establish additional service and support sites internationally commensurate with customer needs.

   Our products are designed to be deployed quickly and effectively by our customers and to require minimal support from us. We offer various levels of service and support programs to meet pre- and post-sale technical requirements. Our CobaltCare program offers extended warranties, advanced product replacement, telephone and electronic mail trouble shooting assistance and other support and services. We price our CobaltCare variably depending on the level of support selected by the customer. We also offer a variety of services specifically tailored for web hosting and application service providers and resellers that provide immediate access to the latest support information, white papers and answers to frequently asked questions.

Manufacturing

   We use contract vendors to manufacture our products, and they perform tasks that include material procurement, assembly, test, packaging, warehousing and shipment. Utilizing a contract manufacturer enables us to reduce investment in manufacturing capital and inventory warehousing costs. Our internal manufacturing expertise is primarily focused on product testability, manufacturability and the transfer of products from development to manufacturing. However, we also manage the evaluation and selection of key components.

   Since August 1999, Surface Mount Technology Centre (SMTC) has been our primary contract manufacturer. Our agreement with SMTC requires us to submit a six month rolling forecast the first month of which is binding. In any given month we have the ability to double our forecast and require them to fill those orders. However, if we inaccurately forecast demand for our products, SMTC may be unable to provide us with adequate manufacturing capacity. Purchase prices will fluctuate based on changes in component prices throughout the one-year contract period. SMTC provides warranties on workmanship and pass-through warranties on component parts.

   SMTC purchases most of the key components used to manufacture our products. Some of these key components, such as sheet metal parts and chassis, are obtained directly from sole sources. Other industry standard components, such as our processors and power supplies, are obtained from sole or limited sources. SMTC may not be able to obtain adequate supplies of components to meet our customers' delivery requirements. Alternatively, SMTC may accumulate excess inventories for our account.

   In order to reduce the costs of sales, we anticipate that we may relocate a portion of our manufacturing operations from SMTC's manufacturing facility in Milpitas, California to one of its offshore manufacturing facilities during 2000. Additionally, we may consider moving the outsourced manufacturing to other new locations or to a new contract manufacturer. These relocations could be time consuming and expensive and there can be no assurance that such moves would not disrupt the manufacturing of our products. Such disruptions could cause us to lose net revenues and damage our customer relationships.

   As our needs and the needs of our customers continue to evolve, we plan to reassess our manufacturing requirements periodically and effect changes as necessary.

Research and Development

   Our research and development expenses were $6.0 million in 1999, up from $3.5 million in 1998 and $1.1 million in 1997. We believe that our research and development efforts are essential to our ability to deliver innovative products that address the needs of the market and help evolve the capabilities of server appliances. As of December 31, 1999, our 38 person research and development staff included personnel with expertise in several key areas, including software-related development, hardware-related activities, and other research and development activities.

   We recognize the need to integrate new and enhanced technologies into our products and to continue to extend the open architecture of our products' Linux operating system. In addition to the development of proprietary core technologies, we plan to continue partnerships with other leading providers of Linux technologies, products and services to jointly develop architectures and industry standards.

Competition

   We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We face competition primarily from server vendors that provide solutions for distributed computing systems.

   Companies offering competitive products vary in scope and breadth of products and services offered and include:

  . general purpose server manufacturers such as Compaq Computer, Dell
    Computer, Gateway Computer, Hewlett-Packard, IBM, Sun Microsystems and VA Linux, some of which have recently begun manufacturing versions of their general purpose server products for sale as server appliances;

  . server appliance vendors such as Encanto Networks, Freegate (recently acquired by Tut Systems), Intel and Whistle Communications (recently acquired by IBM);

  . network caching companies such as CacheFlow and Novell; and

  . network attached storage vendors such as Meridian (recently acquired by Quantum) and Maxtor.

   We believe we compete favorably on the principal factors that will draw end users to a server appliance product, which include:

  . depth of product functionality;

  . ability to work with network components utilizing other operating systems such as Windows NT;

  . scalability;

  . product quality and performance;

  . open systems architecture;

  . strength of channel;

  . brand name recognition;

  . competitive pricing; and

  . customer support.

   We expect competition in the server appliance market to increase significantly as new companies enter the market and current competitors expand their product lines and services. Many of these potential competitors are likely to enjoy substantial competitive advantages including:

  . greater resources that can be devoted to the development, promotion and sale of their products;

  . more established sales channels;

  . greater software development experience; and

  . greater name recognition.

Intellectual Property

   We have invested significantly in the development of proprietary technology for our products. Key areas of intellectual property development relate to the tight integration of embedded software with industry standard platforms and components, intuitive user interfaces that provide easy to use appliance functionality and clustering technology. Our success depends significantly upon our proprietary technology. Additionally, we have integrated third party intellectual property into our products. We may occasionally reach agreements with third parties to provide additional functionality for our products and may offer third parties our technology for integration into products on an original equipment manufacturer or other basis. We have also trademarked the Cobalt name as well as our individual product names in the United States.

   We currently rely on a combination of patent, copyright, trademark laws, and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We protect our software, documentation and other written materials under copyright and trade secret laws, which afford only limited protection. We have applied for one patent. We cannot be certain that any patents we seek will be issued or that, if issued, those patents will not be challenged. We have registered and applied for registration of some of the service marks and trademarks we use with the United States Patent and Trademark Office. We will continue to analyze whether we should register additional service marks and trademarks.

   We generally enter into confidentiality agreements with our employees, consultants, business partners and major customers. Despite our efforts to protect our proprietary rights and other intellectual property, unauthorized parties may attempt to copy aspects of our products, obtain and use information that we regard as proprietary or misappropriate our copyrights, trademarks, trade dress and similar proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate. In addition, our competitors might independently develop similar technology or duplicate our products or circumvent any patents or our other intellectual property rights.

   Cobalt, Cobalt Networks, the Cobalt logo, Cube, Cobalt Qube, Cobalt RaQ, Cobalt NASRaQ, Cobalt CacheRaQ and RaQ are trademarks of our company. This annual report on Form 10-K also contains brand names, trademarks or service marks of companies other than Cobalt, and these brand names, trademarks and service marks are the property of their respective holders.

Employees

   As of December 31, 1999, we had 140 full time employees, of whom 38 were engaged in research and development, 66 in sales and marketing and 36 in finance, administration and operations. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

   Cobalt's officers and their ages as of December 31, 1999 were as follows:

Name                       Age Position
----                       --- --------
Stephen W. DeWitt.........  33 Chief Executive Officer, President and Director
Vivek Mehra...............  35 Chief Technology Officer and Vice President,
                               Products
Gary A. Martell...........  37 Chief Operating Officer
Kenton D. Chow............  35 Chief Financial Officer, Vice President, Finance,
                               and Secretary
Patrick J. Conte..........  41 Vice President, Sales, Americas and Asia Pacific
Kelly M. Herrell..........  34 Vice President, Marketing
George M. Korchinsky......  58 Vice President, EMEA Operations
Sharon E. McCorkle........  42 Vice President, Operations
Mark H. Orr...............  50 Vice President, Business Development

   Stephen W. DeWitt has served as our President and Chief Executive Officer since February 1998. Prior to joining Cobalt, Mr. DeWitt was Vice President and General Manager of the Enterprise Network Management Business Unit at Cisco Systems, a network infrastructure company, from January 1997 to February 1998. Mr. DeWitt also served as Vice President of Enterprise Marketing for Cisco from January 1996 to February 1997. From September 1994 to January 1996, he was Vice President of Marketing for Symantec Corporation, a system utilities, development tools and contact management software company. From June 1992 to September 1994, Mr. DeWitt served as General Manager of Symantec's Canadian subsidiary. Mr. DeWitt holds a Bachelor of Science in Finance and Economics from Babson College in Wellesley, Massachusetts.

   Vivek Mehra, one of our co-founders, has served as our Chief Technology Officer since September 1999 and as our Vice President of Products since November 1996. Mr. Mehra also served as one of our directors from October 1996 to August 1999. From January 1992 to November 1996, Mr. Mehra was a senior architect and systems engineering manager at Apple Computer, a computer design and manufacturing company. From March 1991 to January 1992, Mr. Mehra was a developer and a member of Technical Staff at Silicon Graphics, a high performance workstation company. From July 1988 to March 1991 Mr. Mehra served as a principal engineer for ASIC and Board Design at Digital Equipment Corporation, a computer maker that is now a division of Compaq Computer. Mr. Mehra holds a Bachelor of Science in Electronics and Electrical Communications from Punjab University, India and a Master of Science in Computer Engineering from Iowa State University.

   Gary A. Martell has served as our Chief Operating Officer since July 1999. From February 1988 to July 1999, Mr. Martell served as Chief Financial Officer and Senior Vice President of Operations at Wyse

Technology, a computer hardware company. Mr. Martell holds a Bachelor of Science in Finance and Computer Science from the University of Massachusetts at Amherst.

   Kenton D. Chow has served as our Chief Financial Officer and Vice President of Finance since April 1998 and as our Secretary since September 1999. From October 1996 to January 1998, Mr. Chow served as the Director of Finance at OpenTV, Inc., an interactive software developer for digital television. From January 1995 to October 1996, Mr. Chow served as Controller, Worldwide Sales of Symantec Corporation. Mr. Chow served as Senior Manager, Financial Reporting at Bay Networks, Inc., a networking company, now part of Nortel Networks, from November 1991 to January 1995. Prior to that time, Mr. Chow held various positions at PricewaterhouseCoopers LLP. Mr. Chow is a certified public accountant. He holds both a Bachelor of Science in Finance and a Masters of Business Administration from Santa Clara University.

   Patrick J. Conte has served as our Vice President of Sales Americas and Asia Pacific since July 1999. From October 1998 to June 1999, Mr. Conte served as our Vice President of Sales and Marketing. Mr. Conte served as Vice President of Sales and Channel Marketing for Dynamic Pictures, a graphics company, from January 1997 to September 1998. From April 1995 to December 1996, Mr. Conte served as Vice President of Sales, Americas for Wyse Technology. Prior to that time, Mr. Conte was Director, OEM Sales with Wyse Technology from October 1994 to March 1995. Mr. Conte holds a Bachelor of Science in Political Science and History from James Madison University and a Masters of Arts in Political Science from Northern Illinois University.

   Kelly M. Herrell has served as our Vice President of Marketing since July 1999. Prior to joining our company, Mr. Herrell served as Vice President of Marketing at CacheFlow, Inc., a caching products company, from September 1997 to May 1999. Mr. Herrell served as a Senior Director of Marketing at Oracle Corporation from September 1996 to September 1997. Prior to that time, Mr. Herrell acted as Director of Strategy for NCR Corporation from January 1995 to September 1996. Mr. Herrell was also a Senior Marketing Manager at AT&T Global Information Systems from January 1993 to January 1995. Mr. Herrell holds a Bachelor of Arts from Washington State University and a Masters of Business Administration from Cornell University.

   George M. Korchinsky has served as our Vice President of EMEA Operations since July 1998 and is based in our offices in the Netherlands. Mr. Korchinsky served as a vice president of EMEA Operations for Europe, the Middle East and Africa at Aurora Electronics, from October 1996 to May 1998. From May 1991 to October 1996, Mr. Korchinsky served as a vice president of EMEA Operations for Europe, the Middle East and Africa at Symantec. Prior to that time, Mr. Korchinsky served in various capacities at Cognos Limited, Paradyne Corporation and IBM. Mr. Korchinsky is currently a member of the board of DataCore Ltd., a United Kingdom software company. Mr. Korchinsky holds a Bachelor of Science in Mechanical Engineering from University of Alberta.

   Sharon E. McCorkle has served as our Vice President of Operations since October 1999. From August 1995 to September 1999, Ms. McCorkle was Director of Operations at Wyse Technology, where she was responsible for a multi-national manufacturing and planning organization. Prior to joining Wyse, from July 1979 to July 1995, Ms. McCorkle spent 16 years with IBM during which she held various staff and management roles in Industrial Engineering and Finance. Ms. McCorkle holds Bachelor of Science in Biological Sciences and Master of Science in Industrial Engineering & Engineering Management degrees from Stanford University.

   Mark H. Orr, a co-founder of our company, has served as our Vice President of Business Development since October 1998. Mr. Orr served as our Vice President of Marketing and Business Development from March 1997 to September 1998. From August 1994 to February 1997, Mr. Orr served in various capacities at Apple Computer, including most recently as a business development manager. Mr. Orr holds a Bachelor of Science in Mathematics from the University of Washington.

ITEM 2. PROPERTIES

   Our principal offices are located in a 29,500 square foot facility in Mountain View, California. Our lease on the Mountain View facility expires in December 2003. In September 1999, we entered into a lease for an approximately 30,000 square foot building on property contiguous to our current headquarters to expand our Mountain View operations. This lease extends through March 2004. We have sublet approximately one-third of this building to a third party through February 2001. We also have sales and marketing offices in Germany, Japan, the Netherlands and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

   In December 1998, CUBE Computer Corporation filed a lawsuit against the company in the United States District Court for the Southern District of New York for trademark infringement. CUBE, an original equipment manufacturer of personal computers, argued that this alleged infringement resulted from our use of "Qube" in connection with our products. In December 1999, we entered into a settlement agreement with Cube Computer. We acquired certain trademark rights from CUBE for a one-time payment of $4.1 million, not including related legal costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At a special meeting of stockholders of Cobalt held on October 19, 1999, the stockholders took the following actions:

  1. Election of Stephen W. DeWitt as an at large Director of Cobalt:

     For:       17,078,161
     Withhold:  0

  2. Election of Gordon A. Campbell as a Series A Director of Cobalt:

     For:       3,467,087
     Withhold:  0

  3. Election of Jordan A. Levy as a Series C Director of Cobalt:

     For:       7,640,018
     Withhold:  0

  4. Ratification of PricewaterhouseCoopers LLP as independent public accountants of Cobalt for the year ending December 31, 1999:

     For:      17,006,711
     Against:  5,000
     Abstain:  66,450

  5. Approval of an amendment to Cobalt's Restated Articles of Incorporation to increase the authorized number of shares of Common Stock from 26,000,000 shares to 120,000,000:

     For:      16,905,854
     Against:  0
     Abstain:  164,385

  6. Approval of a change in Cobalt's state of incorporation from California to Delaware:

     For:      16,905,854
     Against:  0
     Abstain:  172,307

  7. Ratification and approval of the following on the closing of Cobalt's initial public offering of common stock and, with respect to certain items, the time at which the Company is no longer subject to Section 2115 of the California Corporations Code: (i) a restatement of Cobalt's Certificate of Incorporation to provide that the Company will have authorized 10,000,000 shares of Preferred Stock; and (ii) the effectiveness of certain provisions of the Bylaws of the Company:

     For:      16,779,301
     Against:  0
     Abstain:  272,492

  8. Approval and ratification of a form of Indemnification Agreement to be entered into between Cobalt and its directors, officers and agents:

     For:      16,892,104
     Against:  0
     Abstain:  186,057

  9. Approval and ratification of the amendment of the 1997 Employee Stock Plan and the reservation of additional shares for issuance thereunder:

     For:      16,876,417
     Against:  20,859
     Abstain:  180,885

  10. Approval and ratification of the 1999 Employee Stock Purchase Plan and the reservation of shares for issuance thereunder:

     For:      17,022,961
     Against:  0
     Abstain:  55,200

  11. Approval and ratification of the 1999 Director Option Plan and the reservation of shares for issuance thereunder:

     For:      16,979,352
     Against:  20,859
     Abstain:  77,950

  12. Waiver of the notice required for the meeting pursuant to the Restated Articles of Incorporation with respect to the holders of Preferred
      Stock:

     For:      13,693,546
     Against:  0
     Abstain:  106,470

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                      PRICE RANGE OF COBALT COMMON STOCK

   Cobalt's common stock has been traded on the Nasdaq National Market under the symbol "COBT" since November 5, 1999. The following table sets forth for the period indicated the high and low sale prices for our common stock, as reported by the Nasdaq National Market.

       Year Ended December 31, 1999                                    High Low
       ----------------------------                                    ---- ---
       Fourth Quarter (from November 5, 1999)......................... $172 $22

   On March 29, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $54.38 per share. As of December 31, 1999 there were 191 holders of record of our common stock.

                                DIVIDEND POLICY

   We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in the operation and expansion of our business.

                    SALES OF SECURITIES AND USE OF PROCEEDS

   On November 10, 1999, we completed the sale of 5,750,000 shares of Common Stock at a per share price of $22.00 in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on From S-1 (Registration No. 333-86759), which the United States Securities and Exchange Commission declared effective on November 4, 1999. Goldman, Sachs & Co., Merrill Lynch & Co., Robertson Stephens and SoundView Technology Group underwrote the offering.

   Of the $126,500,000 in aggregate proceeds raised by Cobalt in connection with the November 1999 offering, (i) approximately $8,855,000 was paid to the underwriters in connection with the underwriting discounts, and (ii) approximately $2,000,000 was paid by us in connection with offering expenses, including legal, printing and filing fees. There were no direct or indirect payments to directors or officers of the Company or any other person or entity. None of the offering proceeds have been used for the construction of plant, building or facilities or the purchase or installation of machinery or equipment or for purchases of real estate or the acquisition of other businesses. We are currently investing the net offering proceeds for further use as additional working capital. Such net proceeds have been invested in short-term, interest-bearing, investment grade securities. A portion of the net proceeds may be used for the acquisition of technologies, businesses or products that are complementary to those of Cobalt.

   Between October 1, 1999 and December 31, 1999, we issued 35,126 shares of unregistered common stock upon the exercise of outstanding warrants to 4 persons and entities at an average exercise price of $2.89 per share. The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on
Section 4(2) of the Securities Act, as transactions not involving a public offering. Each recipient had adequate access, through his or her relationship with Cobalt, to information about Cobalt.

   Between October 1, 1999 and December 31, 1999, we issued 78,000 shares of unregistered common stock upon the exercise of outstanding options of 13 employees at an average exercise price of $5.61 per share. The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. Each recipient had adequate access, through his or her relationship with Cobalt, to information about Cobalt.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

   The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto. The selected consolidated statement of operations data for the years ended December 31, 1999, 1998, and 1997, and the selected consolidated balance sheet data as of December 31, 1999 and 1998, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected consolidated statement of operations data for the period from October 18, 1996 (inception) to December 31, 1996 and the selected consolidated balance sheet data as of December 31, 1997 and 1996 are derived from our audited consolidated financial statements that are not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

                                                                    Period from
                                                                    October 18,
                                                                       1996
                                       Year Ended December 31,      (Inception)
                                     -----------------------------  to Dec. 31,
                                       1999       1998      1997       1996
                                     ---------  ---------  -------  -----------
                                       (in thousands except share and per
                                                   share data)
Consolidated Statement of
 Operations Data:
Net revenues.......................  $  22,814  $   3,537  $    --    $   --
Cost of revenues...................     14,461      3,123       --        --
                                     ---------  ---------  -------    ------
  Gross profit.....................      8,353        414       --        --
                                     ---------  ---------  -------    ------
Operating expenses:
  Research and development.........      6,013      3,483    1,067        22
  Sales and marketing..............     14,772      5,581      245        --
  General and administrative.......      4,070      1,895      445        60
  Amortization of stock
   compensation....................      2,970         --       --        --
  Litigation settlement............      4,200         --       --        --
                                     ---------  ---------  -------    ------
    Total operating expenses.......     32,025     10,959    1,757        82
                                     ---------  ---------  -------    ------
Loss from operations...............    (23,672)   (10,545)  (1,757)      (82)
Interest and other income
 (expense), net....................      1,366         67      (12)       --
                                     ---------  ---------  -------    ------
  Net loss.........................    (22,306)   (10,478)  (1,769)      (82)
Accretion of Mandatorily Redeemable
 Convertible Preferred Stock.......     (1,377)      (828)      --        --
                                     ---------  ---------  -------    ------
Net loss attributable to holders of
 Common Stock......................  $ (23,683) $ (11,306) $(1,769)   $  (82)
                                     =========  =========  =======    ======
Basic and diluted net loss per
 share attributable to holders of
 Common Stock......................  $   (3.43) $   (5.48) $ (4.09)
                                     =========  =========  =======
Basic and diluted weighted average
 shares outstanding................  6,901,000  2,065,000  432,000
                                     =========  =========  =======

                                                     December 31,
                                            ---------------------------------
                                              1999     1998     1997    1996
                                            -------- --------  -------  -----
                                                    (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents.................. $141,777 $  2,090  $ 1,738  $  15
Working capital (deficit)..................  129,111   (1,912)   1,542   (105)
Total assets...............................  151,857    6,145    1,998     42
Notes payable, less current portion........       40       84       --     70
Mandatorily Redeemable Convertible
 Preferred Stock...........................       --   12,339    3,551     --
Total stockholders' equity (deficit).......  130,756  (13,073)  (1,847)   (82)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Factors Affecting Future Operating Results" and elsewhere in this annual report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Factors Affecting Future Operating Results". These factors may cause our actual results to differ materially from any forward-looking statement.

Overview

   Since our inception in 1996, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. As a result, we had an accumulated deficit of $36.8 million as of December 31, 1999. We anticipate that our operating expenses will increase substantially in the future as we increase our sales and marketing operations, develop new channels, fund greater levels of research and development, broaden our technical support and improve our operational and financial systems. Accordingly, we will need to generate significant revenues to achieve profitability. In addition, our limited operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will sustain revenue growth or achieve profitability in future quarters.

   We currently derive substantially all of our net revenues from sales of a limited number of products. During 1999 and 1998, respectively, 87% and 83% of our net revenues were derived from sales of our Cobalt Qube and Cobalt RaQ products. Although we began selling our Cobalt Cache products in 1998 and Cobalt NAS products in 1999, we expect that a substantial majority of our revenues in 2000 will continue to be generated from sales of our Cobalt Qube and Cobalt RaQ products.

   We sell our products directly through our sales force and indirectly through channel partners that include distributors, resellers and system integrators. Indirect sales are a majority of our total sales and account for substantially all of our sales outside of the United States. In 1999 and 1998, respectively, 21% and 46% of our net revenues were from direct sales. The decrease in direct sales as a percentage of net revenues reflected the more rapid growth of sales through channel partners relative to the growth of direct sales. However, the absolute dollar amount of direct sales rose to $4.8 million in 1999 from $1.6 million in 1998.

   Indirect sales were 79% and 54% of our net revenues in 1999 and 1998, respectively. In 1999, sales to two of our distributors, Nissho Electronics and Tech Data, accounted for 14% and 11% of our net revenues, respectively. In 1998, approximately 12% of our net revenues came from sales to Nissho Electronics. While we are seeking to diversify our customer base and expand the portion of our net revenues which is derived from sales through various channels, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of channel partners.

   For direct sales and sales to resellers and system integrators, we record revenues upon shipment. We recognize revenues on sales to distributors at the time products are sold through to end-users. As a result, we defer recognition of gross profit, captioned on our balance sheet as "deferred margin on distributor inventory" until we record the revenues and cost of revenues on a sell-through basis. Revenues from service obligations are deferred and recognized on a straight-line basis over the contractual period.

   Our customers and distributors are generally able to cancel their orders at any time prior to shipment without penalty. In addition, Cobalt is typically able to fulfill a majority of orders in less than seven days. Consequently, backlog measured on any given day is not a meaningful predictor of our prospects in the ensuing weeks and months.

   We provide allowances for estimated sales returns and warranty costs at the time of revenue recognition based on our historical results. To date, our actual sales returns and warranty expenditures have each been less than 5% of net revenues in any quarter. However, our past product return and warranty experience may not be indicative of future product return rates and warranty costs.

   Although we enter into general sales contracts with our channel partners, none of our channel partners is obligated to purchase any amount of our products pursuant to these contracts. We rely on our channel partners to submit purchase orders for specific quantities of our products.

   Our gross profit is affected by:

  . fluctuations in demand for our products;

  . the mix of products sold;

  . the mix of sales channels through which our products are sold;

  . the mix of sales within and outside North America;

  . the timing and size of customer orders;

  . new product introductions by us and our competitors;

  . changes in our pricing policies;

  . changes in component costs; and

  . the volume manufacturing prices we are able to obtain from our contract manufacturers.

   We recorded unearned stock compensation on our balance sheet of $8.9 million in connection with stock options granted to our employees between July 1, 1998 and October 1, 1999. We are amortizing this stock compensation over the vesting period of the related options. During 1999, we amortized $2.4 million of stock compensation. During 2000, we expect to amortize stock compensation of:

                                                           Expected Amortization
Fiscal Quarter Ending                                      of Stock Compensation
---------------------                                      ---------------------
                                                              (in thousands)
March 31, 2000............................................        $1,300
June 30, 2000.............................................        $1,280
September 29, 2000........................................        $  940
December 29, 2000.........................................        $  690

   We then expect aggregate per quarter stock compensation amortization of between $533,000 and $318,000 during 2001, between $262,000 and $116,000 during 2002 and between $78,000 and $10,000 during 2003. The amount of stock compensation expense to be recorded in future periods could decrease in the event of the forfeiture of options for which accrued but unvested compensation has been recorded.

   As of December 31, 1999, we had approximately $26 million of federal and $18 million of state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. These net operating loss carryforwards expire beginning in 2014 and 2004, respectively. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other period since inception because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize may be limited under tax regulations in circumstances including a cumulative stock ownership change of more than 50% over a three-year period. It is possible that such a change may have already occurred.

   Our net loss attributable to holders of common stock includes accretion charges to increase over time the carrying amount of our mandatorily redeemable convertible preferred stock to the amount we would be required to pay if the preferred stock were to be redeemed. As of April 26, 1999, we stopped recording these charges because we changed the terms of the preferred stock to limit the redemption amount to its original issue price plus accrued dividends.

   We had 140 employees as of December 31, 1999, a substantial increase from 68 as of December 31, 1998 and 14 as of December 31, 1997. This rapid growth has placed significant demands on our management and operational resources. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. We could experience a decline in our revenues and operating results if:

  . our total revenues do not increase relative to our operating expenses;

  . our management systems do not expand to meet increasing demands;

  . we fail to attract, assimilate and retain qualified personnel, or

  . our management otherwise fails to manage our expansion effectively.

   Until January 1, 1999, we operated on calendar fiscal quarters and a fiscal year ending December 31. Beginning in 1999, we began to operate on thirteen week fiscal quarters ending on a Friday. Therefore, in 2000 our fiscal quarters end on March 31, June 30, September 29 and December 29. Fiscal 2000 will also end on December 29, 2000.

Results of Operations

Years Ended December 31, 1999 and 1998

 Net Revenues

   Net revenues increased to $22.8 million in 1999 from $3.5 million in 1998. The 551% increase in net revenues was primarily the result of an increase in sales to new and existing customers of our Cobalt Qube and Cobalt RaQ product lines, which together represented 87% and 83% of net revenue in 1999 and 1998, respectively. The remaining increase was due to the introduction of our Cobalt Cache products and Cobalt NAS products in July 1998 and April 1999, respectively, and an expansion of our sales through our direct sales force and channel partners. We expect that the majority of our revenues in the future may continue to be generated from sales of our Cobalt Cube and Cobalt RaQ products.

   Net revenues from sales to international customers increased to $11.9 million, or 52% of net revenue, in 1999 from $1.6 million, or 44% of net revenue in 1998. The increase in absolute dollars was due to expansion of our operations in Japan, Europe and other countries. One factor relating to the increase in net revenues from sales outside the United States was our introduction of various local language user interfaces including Japanese, German, and French. Our net revenues from sales outside the United States were primarily denominated in U.S. dollars. The effect of foreign exchange fluctuations did not have a significant impact on our results.

   Revenue in past periods may not be indicative of future revenue, which may be affected by the other factors discussed in "Factors Affecting Future Operating Results", as well as other factors.

 Cost of Revenues and Gross Profit

   Cost of revenues includes technology license fees, manufacturing costs, manufacturing personnel expenses, packaging and shipping costs and warranty expenses. We have outsourced our manufacturing and repair operations. Accordingly, in 1999 approximately 76% and in 1998 approximately 65% of our cost of revenues consists of payments to our contract manufacturers. Cost of revenues increased to $14.5 million in 1999 from $3.1 million in 1998. The increase in cost of revenues was primarily due to increased sales volume and the introduction of new products. We believe that our cost of revenues will increase in absolute dollars in future periods but may continue to fluctuate as a percentage of net revenues due to factors including changes in product mix, and material and labor costs.

   Gross profit increased to $8.4 million in 1999 from $414,000 in 1998. Gross profit as a percentage of net revenues increased to 36.6% in 1999 from 11.7% in 1998. The increase in gross profit was primarily due to increased sales volume and the introduction of new products. We believe that the rate of growth of the increase in gross profit will not be sustainable in future quarters.

 Research and Development

   Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development including the development of application and server management software, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. We expense all of our research and development costs as they are incurred. Research and development expenses increased to $6.0 million in 1999 from $3.5 million in 1998. The increase resulted from the hiring of additional research and development personnel and the cost of consulting services and materials. As net revenues increased, research and development expenses declined as a percentage of net revenues to 26% in 1999 from 98% in 1998. We believe that a significant level of investment in product research and development is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to product research and development such that research and development expenses will increase in absolute dollars but may continue to fluctuate as a percentage of net revenues.

 Sales and Marketing

   Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses increased to $14.8 million in 1999 from $5.6 million in 1998. The increase in sales and marketing expenses was due to the expansion of our international sales and marketing efforts, our branding campaign, advertising and tradeshows and the hiring of additional sales and marketing personnel in the United States. As net revenues increased, sales and marketing expenses declined as a percentage of net revenues to 65% in 1999 from 158% in 1998. We intend to expand our sales and marketing operations and efforts substantially, both domestically and internationally, in order to increase market awareness and to generate sales of our products. Accordingly, we expect our sales and marketing expenses to increase in absolute dollars but may continue to fluctuate as a percentage of net revenues.

 General and Administrative

   General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities and human resources personnel, recruiting expenses, professional fees and costs associated with expanding our information systems. General and administrative expenses increased to $4.1 million in 1999 from $1.9 million in 1998. The increase was due to hiring of additional administrative personnel and increased rent. As net revenues increased, general and administrative expenses declined as a percentage of net revenues to 18% in 1999 from 54% in 1998. We expect these expenses to increase in absolute dollars but may continue to fluctuate as a percentage of net revenues as we add personnel and incur additional costs related to the growth of our business, expansion of our information infrastructure and our operation as a public company.

 Amortization of Stock Compensation

   In connection with the grant of stock options to employees for the period from July 1, 1998 to October 1, 1999, we recorded unearned stock compensation within stockholders' equity of approximately $8.9 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. We recorded $2.4 million of stock compensation amortization during 1999 and no stock compensation amortization in 1998. The amount of stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. During 1999, unearned stock compensation costs of $64,000 were reversed upon cancellation of options.

 Litigation Settlement

   In December 1998, CUBE Computer Corporation filed a lawsuit against the Company in the United States District Court for the Southern District of New York for trademark infringement. CUBE, an original equipment manufacturer of personal computers, argued that this alleged infringement resulted from the Company's use of "Qube" in connection with its products. In December 1999, the Company entered into a settlement agreement with CUBE Computer resulting in a one-time payment of $4.1 million, excluding related legal fees.

 Interest Income (Expense), Net

   Interest income (expense), net includes income from our cash investments net of expenses related to our debt and lease financing obligations. We had net interest income of $1.5 million in 1999 and $67,000 in 1998. The growth in net interest income from 1998 was primarily due to an increase in interest income earned on proceeds from issuance of our stock.

Years Ended December 31, 1998 and 1997

 Net Revenues

   We had net revenues of $3.5 million in 1998, principally related to sales of the Cobalt Qube and Cobalt RaQ. We had no net revenues in 1997. Net revenues from sales outside of the United States were approximately 44% of net revenues in 1998, primarily in Japan and Europe.

 Cost of Revenues and Gross Profit

   Cost of revenues was $3.1 million in 1998 and gross profit totaled $414,000. There were neither cost of revenues nor gross profit in 1997.

 Research and Development

   Research and development expenses increased to $3.5 million in 1998 from $1.1 million in 1997. The increase in research and development expenses was due to expanded technology development efforts related to our new products, user interfaces, Linux operating system customization and application software.

 Sales and Marketing

   Sales and marketing expenses increased to $5.6 million in 1998 from $245,000 in 1997. The increase in sales and marketing expenses during 1998 was due to the addition of new sales, marketing, and customer support personnel and product launches, sales channel growth, and our expansion of our global selling efforts, which emphasizes the support of sales and service through distributors and resellers.

 General and Administrative

   General and administrative expenses increased to $1.9 million in 1998 from $445,000 in 1997. The increase in general and administrative expenses in each period was due to the hiring of additional personnel and to expansion of our facilities to support the growth of our business.

 Interest Income (Expense), Net

   We had net interest income of $67,000 in 1998 and net interest expense of $12,000 in 1997. The net change from 1997 to 1998 was due to interest income on the increased average cash and cash equivalents balances as a result of our issuances of capital stock.

Liquidity and Capital Resources

   Since inception, we have financed our operations primarily through private sales of mandatorily redeemable convertible preferred stock, proceeds from our initial public offering of common stock, the issuance of convertible notes, equipment financings and net revenues generated from product sales. As of December 31, 1999, we had cash and cash equivalents of $141.8 million, an accumulated deficit of $36.8 million and working capital of $129.1 million.

   Our operating activities used cash of $8.4 million in 1999, $7.5 million in 1998 and $1.6 million in 1997. Cash used in operating activities during 1999 was attributable to a net loss of $22.3 million and increases in accounts receivable of $4.1 million and inventory of $200,000 but was offset in part by increases in accounts payable of $10.9 million, accrued expenses of $3.5 million and deferred margin on distributor inventory of $1.0 million, as well as depreciation, amortization of stock compensation and other non-cash expenses aggregating $4.1 million. Cash used in operating activities for 1998 and 1997 was primarily attributable to net losses of $10.5 million and $1.8 million, respectively. In 1998, cash used in operating activities was also attributable to increases in accounts receivable and inventories of $2.0 million and $500,000, respectively, offset in part by increases in accounts payable of $4.0 million and accrued expenses of $1.1 million.

   Our investing activities used cash of $1.8 million 1999, $1.4 million in 1998 and $157,000 in 1997. Our investing activities primarily reflect purchases of computer equipment and other fixed assets.

   Our financing activities provided cash of $149.9 million in 1999, $9.3 million in 1998 and $3.5 million in 1997. The increases in each period resulted primarily from the net proceeds from the issuances of preferred stock, and the issuance of common stock in our November 1999 initial public offering.

   From inception, we have made capital expenditures of $2.9 million to support our research and development, sales and marketing and administrative activities. We expect to have capital expenditures of approximately $1.5 million for 2000. We also anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support expansion of our sales and marketing and research and development activities.

   In September 1998, we entered into an equipment lease financing agreement with available borrowings of up to $1.0 million at an interest rate of 10.95% per annum secured by our equipment, machinery and fixtures. We are required to repay advances under the line in 34 equal installments. As of December 31, 1999 and December 31, 1998, respectively, we had outstanding borrowings of $84,000 and $123,000 under this lease line.

   We intend to continue to invest heavily in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including:

  . the costs and timing of expansion of sales and marketing activities;

  . the costs and timing of expansion of product development efforts and the success of these development efforts;

  . the extent to which our existing and new products gain market acceptance;

  . the level and timing of license revenues;

  . the costs involved in maintaining and enforcing intellectual property rights;

  . market developments;

  . available borrowings under line of credit arrangements; and

  . other factors.

   We believe that our current cash and investment balances and any cash generated from operations and future debt financing, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, it is possible that we may require additional financing within this period. We have no current plans, and we are not currently negotiating, to obtain additional financing. The factors described above will affect our future capital requirements and the adequacy of our available funds. In addition, even if we raise sufficient funds to meet our anticipated cash needs during the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our ability to pursue our business strategy and achieve and maintain profitability.

Recent Accounting Pronouncements

   In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. The effective date of this pronouncement is the second quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effect of SFAS No. 133 until fiscal year beginning after June 15, 2000. Cobalt will adopt SFAS No. 133 in 2001. To date, Cobalt has not engaged in derivative or hedging activities. Cobalt is unable to predict the impact of adopting SFAS No.133 if it were to engage in derivative and hedging activities in the future.

Risk Factors That May Affect Future Operating Results

 We only began selling our products in March 1998 and, as a result, you may have difficulty evaluating our business and operating results.

   Our company was founded in October 1996, and we did not begin selling our products until March 1998. You should consider the risks and difficulties we may encounter as an early stage company in the new and rapidly evolving server appliance market. Our limited historical financial performance may make it difficult for you to evaluate the success of our business to date and to assess its future viability. We cannot be certain that our business strategy will be successful.

 We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

   Since our inception, we have incurred significant net losses including net losses of $22.3 million in 1999 and $10.5 million in 1998. In addition, we had an accumulated deficit of $36.8 million as of December 31, 1999.

We expect to continue to incur significant product development, sales and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

   We anticipate that our expenses will increase substantially in the next 12 months as we:

  . increase our direct sales and marketing activities, particularly by expanding our direct sales forces;

  . develop our technology, expand our existing product lines and create and market additional server appliance products;

  . make additional investments to develop our brand;

  . expand our distribution and reseller channels;

  . pursue original equipment manufacturing relationships; and

  . implement additional internal systems, develop additional infrastructure and hire additional management to keep pace with our growth.

   Any failure to significantly increase our revenues as we implement our product and distribution strategies would also harm our ability to achieve and maintain profitability and could negatively impact the market price of our common stock.

 We may not be able to sustain our current revenue growth rates, which could cause our stock price to decline.

   Although our revenues grew rapidly in 1999 and 1998, we do not believe that we will maintain this rate of revenue growth because we started from a small base of revenue, and it is difficult to maintain high percentage increases over a larger revenue base. In addition, growing competition, the incremental manner in which customers implement server appliances and our inexperience in selling our products to small- to medium-sized organizations could also affect our revenue growth. Any significant decrease in our rate of revenue growth would likely result in a decrease in our stock price.

 Because our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality, our quarterly operating results and our stock price may fluctuate.

   Because of our limited operating history and the new and rapidly evolving market for our server appliances, our ability to accurately forecast our quarterly sales is limited, which makes it difficult to predict the quarterly revenues that we will recognize. In addition, we cannot forecast operating expenses based on historical results, and most of our costs are for personnel and facilities, which are relatively fixed in the short term. If we have a shortfall in revenues in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results. We do not know whether our business will grow rapidly enough to absorb the costs of these employees and facilities. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock.

   In addition, we expect to experience seasonality in the sales of our products. For example, we expect that sales may decline during summer months, particularly in Asian and European markets. We also anticipate that sales may be lower in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. These seasonable variations in our sales may lead to fluctuations in our quarterly operating results. It is difficult for us to evaluate the degree to which this seasonality may affect our business because our growth may have largely overshadowed this seasonality in recent periods.

 We have relied and expect to continue to rely on sales of our Cobalt Qube and Cobalt RaQ products for our revenues, and a decline in sales of these products could cause our revenues to fall.

   Historically, we have derived substantially all of our revenues from sales of our Cobalt Qube and Cobalt RaQ products. During 1999 and 1998, sales of Cobalt Qube and Cobalt RaQ products accounted for approximately 87% and 83% of our total revenues. We expect that these products will continue to account for a large portion of our total revenues for at least the next two fiscal years. Any factors adversely affecting the pricing of or demand for our Cobalt Qube and Cobalt RaQ products, including competition or technological change, could cause our revenues to decline and our business to suffer. Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

  . the growth and changing requirements of the server appliance market;

  . the performance, quality, price and total cost of ownership of our products;

  . the availability, price, quality and performance of competing products and technologies; and

  . the successful development of our relationships with original equipment manufacturer customers and existing and potential channel partners.

 We may not succeed in developing and marketing new server appliance products, and our operating results may decline as a result.

   We are developing additional server appliance products that use the Linux operating system, particularly for use by web hosting and application service providers. Developing new products that meet the needs of web hosting and application service providers requires significant additional expenses and development resources. If we fail to successfully develop and market new products, our operating results will decline.

   We introduced our caching products in July 1998 and network attached storage products in May 1999. To date, these products have accounted for only a limited portion of our revenues. However, our future growth and profitability could be affected by our ability to increase sales of our caching and network attached storage products.

 If we experience any increase in the length of our sales cycle, our quarterly operating results could become more unpredictable and our stock price may decline as a result.

   We experience sales cycles ranging from three weeks to four months for our products depending on the identity of the end user and whether the sale is direct or indirect. If we experience any increase in the length of our sales cycle, our quarterly operating results could become more unpredictable and our stock price could decline as a result. Sales of our Cobalt Qube products are generally limited to one unit per end user and do not involve a lengthy evaluation cycle, if any. We rely heavily for sales of this product on indirect selling, where our product is recommended by a reseller or distributor. If the sales cycle for our Cobalt Qube products becomes longer, our revenues could become less predictable. Our Cobalt RaQ and Cobalt Cache products are generally sold to customers who evaluate the products before committing to purchase them. In addition, for these products, a typical customer may purchase a small number of units and then incrementally increase the size of the installation over time. If customers were to implement enterprise-wide evaluation programs or purchase products for the entire organization at once, our sales cycle could lengthen and our revenues could be erratic from quarter to quarter. We do not have enough historical experience selling our Cobalt NAS products to determine how the sales cycle for these products will affect our revenues.

 If we cannot increase our sales volumes, reduce our costs or introduce higher margin products to offset anticipated reductions in the average unit price of our products, our operating results may suffer.

   We have not experienced an overall decrease in the average selling prices of our products. However, we anticipate that as products in the server appliance market become more commoditized, the average unit price of our products may decrease in the future. The average unit price of our products may also decrease in response to changes in product mix, competitive pricing pressures, new product introductions by us or our competitors or other factors. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes, our revenues will decline. Changes in the mix of our sales, including the mix between higher margin Cobalt RaQ products and somewhat lower margin Cobalt Qube products, could adversely affect our operating results for future quarters. In addition, our margins could be affected if we invest additional resources in our lower margin Cobalt NAS products. To maintain our gross margins, we also must continue to reduce the manufacturing cost of our products. Further, as average unit prices of our current products decline, we must develop and introduce new products and product enhancements that sell at higher margins.

 Our business is dependent on the adoption of server appliances to perform discrete tasks for corporate and internet-based computer networks and a decrease in their rates of adoption could cause the market price for our common stock to decline as a result of lower revenues or more limited investor expectations of the size of the market for our products.

   We expect that substantially all of our revenues will continue to come from sales of our server appliance products. As a result, we depend on the growing use of server appliances to perform discrete tasks for corporate and internet-based networks. If the role of server appliances does not increase as we anticipate, or if it in any way decreases, our revenues would decline. We believe that our expectations for the growth of the server appliance market may not be fulfilled if customers continue to use general purpose servers. The role of our server appliances could, for example, be limited if general purpose servers become better at performing the functions currently being performed by our server appliances or are offered at a lower cost. This could force us to lower the prices of our products or result in fewer sales of our products. In addition, if corporate information technology organizations do not accept Linux-based operating systems, or if there is a wide acceptance of alternative operating systems that provide enhanced capabilities, the market price of our stock could decline due to our lower operating results or investors' assessment that the growth potential for sales of our products is limited.

 The server appliance market for web hosting and application service providers in which we compete is new and unpredictable, and if this market does not develop and expand as we anticipate, our revenues may not grow. In addition, consolidation in this market could result in our clients being absorbed into larger organizations which might not be as receptive to our products.

   The market for server appliance products, particularly those for use primarily by web hosting and application service providers--companies that provide internet, intranet, extranet and application hosting services to others--has only recently begun to develop and is evolving rapidly. Because this market is new, we cannot predict its potential size or future growth rate. Our revenues may not continue to grow and the market price for our common stock could decline if the server appliance market does not grow rapidly over a number of years.

   Our Cobalt RaQ products are used primarily by web hosting and application service providers. Recently, consolidation has begun to occur in the web hosting and application service provider market, and many large web hosting and application service providers are acquiring the smaller and the regional companies. For example, Verio, Inc. recently acquired our customer, digitalNation. Large web hosting and application service providers that provide hosting services may not be as receptive to our products, because their buying programs are more likely to be based on established, proprietary operating systems and general purpose servers. In addition, we expect that internet service providers that specialize in providing internet access and non-hosting services to consumers will not be substantial purchasers of our products.

   Small- to medium-sized organizations may not accept server appliances because they are less likely to be early adopters of new technologies due to their need for minimal service disruptions. As a result, we believe the rates of adoption of server appliances for small- to medium-sized organizations are unpredictable. Our success in generating net revenues in this emerging market will depend on, among other things, our ability to:

  . educate potential end users, original equipment manufacturers and channel partners about the benefits of server appliances;

  . establish and maintain relationships with leading original equipment manufacturers and maintain and enhance our relationships with our other channel partners; and

  . predict and base our products on technology that ultimately becomes industry standard.

 Because our products use Linux as their operating system, the failure of Linux developers to enhance and develop the Linux kernel could impair our ability to release major product upgrades and maintain market share.

   We may not be able to release major upgrades of our Cobalt Qube, Cobalt RaQ, Cobalt Cache and Cobalt NAS products on a timely basis because our products use Linux as their operating system. The heart of Linux, the Linux kernel, is maintained by third parties. Linus Torvalds, the original developer of the Linux kernel, and a small group of independent engineers are primarily responsible for the development and evolution of the Linux kernel. If this group of developers fails to further develop the Linux kernel or if Mr. Torvalds or other prominent Linux developers were to no longer work on the Linux kernel, we would have to either rely on another party to further develop the kernel or develop it ourselves. To date we have optimized our Linux-based operating system based on a version of Red Hat Linux, which we have licensed for a nominal price. If we were unable to access Red Hat Linux, or Red Hat Linux were to become substantially more expensive to obtain, we would be required to spend additional time to obtain a tested, recognized version of the Linux kernel from another source or develop our own operating system internally. We cannot predict whether enhancements to the kernel would be available from reliable alternative sources. We could be forced to rely to a greater extent on our own development efforts, which would increase our development expenses and might delay our product release and upgrade schedules. In addition, any failure on the part of the kernel developers to further develop and enhance the kernel could stifle the development of additional Linux-based applications for use with our products.

 We may not succeed if Linux fragments, and application developers do not develop software for our products.

   Our products utilize a version of the Red Hat Linux operating system that we have optimized for our server appliances. If Linux becomes a proprietary operating system model, like UNIX or Windows NT, and our products do not use the predominant Linux operating system, we may not be able to encourage third party developers to write software applications for use with our products. If this were to occur, our sales might be limited and our revenues could suffer.

 We may be unable to manufacture the targeted volume of our products, or any products at all, if our outside manufacturers are unable to meet our manufacturing needs because we have no internal manufacturing capacity.

   We rely on contract manufacturers to produce our products. In the future, we may need to find a new outside manufacturer that can manufacture our products in higher volume and at lower costs. We may not find a outside manufacturer that meets our needs. Additionally, qualifying a new outside manufacturer and commencing volume production is expensive and time consuming. If we are required or choose to change outside manufacturers, we may lose sales and our customer relationships may suffer.

 We may experience transitional problems if we switched outside manufacturers, including delays and quality control issues that could cause us to lose sales and impair our ability to achieve profitability.

   Prior to August 1999, almost all of our products were manufactured for us by a single manufacturer that also provided supply chain management for our products' components. In the quarter ended July 2, 1999, we experienced problems getting our products manufactured by this contractor in a timely fashion due in part to the increase in our volume requirements. In response to these problems, in August 1999 we switched the majority of our manufacturing to SMTC Corp. Although we believe that SMTC will be capable of satisfying our manufacturing needs in 2000, we cannot be certain that we will not face similar problems in the future. If we face similar problems in the future, we could lose sales and may not achieve profitability. If SMTC does not meet our volume and quality requirements, we may experience increased costs or lose sales to other vendors.

   SMTC is only obligated to supply products to us until August 2000 and only up to a quantity based on our forecasts. If SMTC experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, then product shipments to our customers could be delayed, which would negatively impact our net revenues, competitive position and reputation.

 We may experience production delays or disruptions if we relocate our manufacturing to offshore facilities, which could result in lost revenues.

   We anticipate that we may relocate our manufacturing operations for sales outside North America to one of SMTC's offshore manufacturing facilities during 2000. Additionally, we may consider moving our manufacturing to other locations or to a different contract manufacturer. We could experience difficulties and disruptions in the manufacture of our products while we transition to a new facility. Manufacturing disruption could prevent us from achieving timely delivery of products and could result in lost revenues.

 Because we depend on sole source and limited source suppliers for key components, we are susceptible to supply shortages that could prevent us from shipping customer orders on time, if at all, and result in lost sales.

   We depend upon single source suppliers for our industry standard processors and power supplies and our custom printed circuit boards, chassis and sheet metal parts. We also depend on limited sources to supply several other industry standard components. We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, these components. If we are unable to buy these components, we will not be able to manufacture our products on a timely basis or deliver our products to our customers.

 Because we order components and materials based on rolling forecasts, we may overestimate or underestimate our component and material requirements, which could increase our costs or prevent us from meeting customer demand.

   We use rolling forecasts based on anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly and depend on factors including specific supplier requirements, contract terms and current market demand for those components. As a result, our component requirement forecasts may not be accurate. If we overestimate our component requirements, we may have excess inventory, which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our business and operating results.

 Because we rely on channel partners to sell a majority of our products, our revenues could decline substantially if our existing channel partners do not continue to purchase products from us.

   We rely on our channel partners who are distributors, such as Ingram Micro, Merisel and Tech Data, resellers and system integrators to sell a majority of our products in the United States. A substantial majority of our sales outside of the United States are through other channel partners, and we rely on Nissho Electronics to sell a majority of our products in Japan. Sales to distributors accounted for 79% of our net revenues in 1999 and 54% of our net revenues in 1998. If we fail to sell our products through our existing channel partners, we would experience a material decline in revenues. Even if we are successful in selling our products through new channel partners, the rate of growth of our net revenues could be materially and adversely affected if our existing channel partners do not continue to sell a substantial number of our products. We cannot be certain that we will be able to attract channel partners that market our products effectively or provide timely and cost-effective customer support and service. None of our current channel partners are obligated to continue selling our products. We cannot be certain that any channel partner will continue to represent our products or that our channel partners will devote a sufficient amount of effort and resources to selling our products in their territories.

 We may incur significant costs to promote our brand that may not result in the desired brand recognition by customers or increased sales.

   We believe that we need a strong brand to compete successfully. In order to attract and retain customers, we believe that our brand must be recognized and viewed favorably by end user customers. Although we intend to advertise and promote our brand, we cannot be certain that these strategies will be successful. If we are unable to design and implement effective marketing campaigns or otherwise fail to promote and maintain our brand, our sales could decline. Our business may also suffer if we incur excessive expenses in an attempt to promote and maintain our brand without a corresponding increase in revenues.

 We need to expand our direct and indirect sales channels, and if we fail to do so, our growth could be limited.

   In order to increase market awareness and sales of our products, we will need to substantially expand our direct and indirect sales operations, both domestically and internationally. If we fail in this endeavor, our growth will be limited. To date, we have relied primarily on our direct sales force to generate demand for our products by regional and national web hosting and application service providers. Our products require a sophisticated sales effort targeted at our prospective customers' information technology departments. We have recently expanded our direct sales force and plan to hire additional sales personnel. Competition for qualified sales people is intense, and we might not be able to hire the quality and number of sales people we require.

 Our expansion to international markets will result in higher personnel costs and could reduce our operating margins due to the higher costs of international sales.

   We must expand the number of channel partners who sell our products or our direct international sales presence to significantly increase our international sales. We may incur higher personnel costs by hiring direct sales staff that may not result in an increase in our revenues. We may not realize corresponding increases in operating margins from increases in international sales, due to the higher costs of these sales. Our sales outside of the United States represented 52% of our total revenues in 1999 and 44% of our total revenues in 1998. To date, we have relied primarily on international channel partners and have only recently begun to employ direct sales staff outside of the United States. Even if we are able to successfully expand our direct and indirect international selling efforts, we cannot be certain that we will be able to create or increase international market demand for our products.

 If we are unable to expand our customer service and support organization, we may not be able to retain our existing customers and attract new customers.

   We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of our existing customers. If we are unable to expand our customer service and support organization, we may not be able to retain our existing customers and attract new customers. Hiring customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the Linux operating environment.

 We do not have a consulting staff, and our revenues may suffer if customers demand extensive consulting or other support services.

   Our products are designed to require little or no support from us and to be deployed quickly and easily by our customers. Many of our competitors offer extensive consulting services in addition to server appliance products. If we introduced a product that required extensive consulting services for installation and use or if our customers wanted to purchase from a single vendor a menu of items that included extensive consulting services, we would be required to change our business model. We would be required to hire and train consultants, outsource the consulting services or enter into a joint venture with another company that could provide those services. If these events were to occur, our future profits would likely suffer because customers would choose another vendor or we would incur the added expense of hiring and retaining consulting personnel.

 We may not be able to effectively compete against providers of general purpose servers or limited purpose servers as a result of their greater financial resources and brand awareness.

   In the market for server appliances, we face significant competition from larger companies who market general purpose servers or limited purpose servers and have greater financial resources and name recognition than we do. We believe that Compaq, Dell, Gateway, Hewlett-Packard, IBM, Sun Microsystems, VA Linux or other server manufacturers, each of which is also currently competing with us by manufacturing and selling general purpose servers or limited purpose servers, could also introduce server products that include the functionality that we currently provide in our products at lower prices. If these vendors provide lower cost server appliances that perform comparable functions to our products coupled with the broader applications of their existing product lines, our products could become obsolete. Even if the functionality of the standard features of these products is equivalent to ours, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less well-known vendor.

   We may face competition in the future from established companies that have only recently entered the server appliance market, such as Intel, Novell or Oracle or from emerging software companies. Barriers to entry in the server appliance market are relatively low. Increased competition may negatively affect our business and future operating results by leading to price reductions, higher selling expenses or a reduction in our market share.

 Our revenues could be reduced if general purpose server manufacturers make acquisitions in order to join their extensive distribution capabilities with our smaller competitors' products.

   Compaq, Dell, Gateway, Hewlett-Packard, IBM, Sun Microsystems and other server manufacturers may not only develop their own server appliance solutions, but they may also acquire or establish cooperative relationships with our other current competitors, including smaller private companies. Because general purpose server manufacturers have significant financial and organizational resources available, they may be able to quickly penetrate the server appliance market by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the server appliance industry will continue to consolidate. For example, Whistle Communications was recently acquired by IBM. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

 We may sell fewer products if other vendors' products are no longer compatible with ours or other vendors bundle their products with those of our competitors and sell them at lower prices.

   Our ability to sell our products depends in part on the compatibility of our products with other vendors' software and hardware products. Developers of these products may change their products so that they will no longer be compatible with our products. These other vendors may also decide to bundle their products with other server appliances for promotional purposes and discount the sales price of the bundle. If that were to happen, our business and future operating results could suffer if we were no longer able to offer commercially viable products.

 Server appliance products are subject to rapid technological change due to changing operating system software and network hardware and software configurations, and our products could be rendered obsolete by new technologies.

   The server appliance market is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge. For example, sales of our products may be limited if customers widely adopt Windows 2000-based server appliances, and our products, which do not currently operate on the Windows 2000 platform, fail to provide comparable functionality.

   Computer networks in which servers perform functions for other computers, such as a personal computer on an employee's desk, are inherently complex. As a result, we cannot accurately estimate the life cycles of our server appliance products. New products and product enhancements can require long development and testing periods, which requires us to hire and retain increasingly scarce, technically competent personnel. Significant delays in new product releases or significant problems in installing or implementing new products could seriously damage our business. We have, on occasion, experienced delays in the scheduled introduction of new and enhanced products and cannot be certain that we will avoid similar delays in the future.

   Our future success depends upon our ability to enhance existing products, develop and introduce new products, satisfy customer requirements and achieve market acceptance. We cannot be certain that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner.

 We may not be able to preserve the value of our products' intellectual property because we do not have any patents and other vendors could challenge our other intellectual property rights.

   Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property, other vendors could sell products with features similar to ours, and this could reduce demand for our products. We protect our intellectual property through a combination of copyright, trade secret and trademark laws. We have only recently commenced a patent program and to date have only filed one patent application. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to our intellectual property and the distribution of our server appliances, integrated software, documentation and other proprietary information. We believe that such measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. Our means of protecting our proprietary rights may be inadequate.

 We have invested substantial resources in developing our products and our brand, and our operating results would suffer if we were subject to a protracted infringement claim or one with a significant damages award.

   Substantial litigation regarding intellectual property rights and brand names exists in our industry. We expect that server appliance products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware that our products employ technology that infringes any proprietary rights of third parties. However, third parties may claim that we infringe their intellectual property rights. Any claims, with or without merit, could:

  . be time consuming to defend;

  . result in costly litigation;

  . divert our management's attention and resources;

  . cause product shipment delays; or

  . require us to enter into royalty or licensing agreements.

   These royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or our failure or inability to license the infringed or similar technology could adversely affect our business because we would not be able to sell the impacted product without redeveloping it or incurring significant additional expenses.

   If we were named in a trademark infringement suit in the future, we could be forced to pay significant monetary damages, a royalty for continuing use of a trademark or be barred from using certain product names altogether. This could result in us losing brand equity.

 Our recent growth has placed a significant strain on our management systems and resources and we may be unable to effectively control our costs and implement our business strategies as a result.

   We continue to increase the scope of our operations and have grown our headcount substantially. As of December 31, 1999 we had a total of 140 employees, and as of December 31, 1998, we had a total of 68 employees. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively. We also cannot be sure that our revenues will continue to grow at a sufficient rate to absorb the costs associated with a larger overall headcount, as well as recruiting-related expenses.

   This growth has placed, and we expect that any future growth we experience will continue to place, a significant strain on our management, systems and resources. To manage the anticipated growth of our operations, we may be required to:

  . improve existing and implement new operational, financial and management information controls, reporting systems and procedures;

  . hire, train and manage additional qualified personnel; and

  . establish relationships with additional suppliers and partners while maintaining our existing relationships.

 Because our strategy to expand our international operations is subject to uncertainties, we may not be able to enter new international markets or generate a significant level of revenues from those markets outside of the United States in which we currently operate.

   Customers outside of the United States accounted for $11.9 million of our net revenues in 1999 and $1.6 million of our net revenues in 1998. Although international sales represented a majority of our sales in 1999, the absolute dollar amount of our international sales was relatively small and must grow substantially in order for us to achieve and maintain profitability. We plan to increase our international sales activities, but we have limited experience in developing foreign language translations of our products and little direct experience marketing and distributing our products internationally.

   We conduct direct sales activities in Japan, the United Kingdom, Germany and the Netherlands and indirect sales activities in Asia, elsewhere in Europe and Mexico. Our international operations are subject to other inherent risks, including:

  . the impact of recessions in economies outside the United States;

  . greater difficulty in accounts receivable collection and longer collection periods;

  . unexpected changes in regulatory requirements;

  . difficulties and costs of staffing and managing foreign operations;

  . reduced protection for intellectual property rights in some countries;

  . potentially adverse tax consequences; and

  . political and economic instability.

 Latent Year 2000 problems could have an uncertain impact on our internal systems or products.

   Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to determine whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

   Computer industry experts and US government officials were particularly concerned that electronic systems would demonstrate unpredictable behavior when internal electronic clocks rolled over to January 1, 2000. Since the New Year has arrived with minimal date related problems in electronic systems worldwide, the risk of Year 2000 errors appears to have largely passed. However, a risk of latent Year 2000 related problems continues to exist that applies to both our internal systems and our products.

   We are not aware of any Year 2000 related problems with its internal computer and electronics related systems on or since January 1of this year, but Year 2000 related problems in installed equipment could potentially still transpire. We are unable to predict to what extent our core business functions may be affected if our internal systems or software experience a material Year 2000 failure.

   In December 1999, we learned that Year 2000 errors existed in the InfoPlace Document Organizer, a third-party program included under license in the standard software configuration of the Cobalt Qube 2 product. InfoPlace developed a patch to resolve the problem, which we provide to users from our website at no cost. This patch enables the InfoPlace Document Organizer to display dates correctly after January 1, 2000. It also fixes the "Find Document" interface to allow searches with the year specified as "00." We notified usergroups for our product of the error and the patch via electronic mail in December. Since December 1999, the software correction has been part of the standard software configuration of the Cobalt Qube 2.

   To date, we have not received complaints or comments from customers concerning Year 2000 problems with the InfoPlace Document Organizer or any of our products. Nonetheless, our server appliance products operate in complex system environments and directly and indirectly interact with a number of other hardware and software systems. Despite the investigation and testing by us and our partners, our server appliance products and the underlying systems and protocols running our products may contain latent errors or defects associated with Year 2000 date functions. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of our server appliances could result in:

  . delay or loss of revenues;

  . cancellation of customer contracts;

  . diversion of development resources;

  . damage to our reputation;

  . increased maintenance and warranty costs; or

  . litigation costs;

any of which could adversely affect our business, financial condition and results of operations.

 We rely on the services of our founders and other key personnel, and those persons' knowledge of our business and technical expertise would be difficult to replace.

   Our products and technologies are complex and we are substantially dependent upon the continued service of our existing engineering personnel, and especially Stephen DeWitt, our President and Chief Executive Officer, and Vivek Mehra, our Chief Technology Officer and one of our founders. The loss of any of our key employees could adversely affect our business and slow our product development processes. Although we maintain key person life insurance policies on our key employees, the amount of this insurance may be inadequate to compensate us for their loss.

 Errors in our products or the failure of our products to conform to specifications could result in our customers demanding refunds from us or asserting claims for damages against us.

   Because our server appliance products are complex, they could contain errors or bugs that can be detected at any point in a product's life cycle. In the past we have discovered errors in some of our products and have experienced delays in the shipment of our products during the period required to correct these errors. These delays have principally related to new product releases. To date none of these delays has materially affected our business. While we continually test our products for errors and work with customers through our customer support services to identify and correct bugs in our software and other product problems, errors in our products may be found in the future. Although many of these errors may prove to be immaterial, any of these errors could be significant. Detection of any significant errors may result in:

  . the loss of or delay in market acceptance and sales of our products;

  . diversion of development resources;

  . injury to our reputation; or

  . increased maintenance and warranty costs.

   These problems could harm our business and future operating results. Product errors or delays could be material, including any product errors or delays associated with the introduction of new products or the versions of our products that support operating systems other than Linux. Occasionally, we have warranted that our products will operate in accordance with specified customer requirements. If our products fail to conform to these specifications, customers could demand a refund for the purchase price or assert claims for damages.

   Moreover, because our products are used in connection with critical distributed computing systems services, we may receive significant liability claims if our products do not work properly. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these limitations may not preclude all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any such claims, whether or not successful, could seriously damage our reputation and our business.

 Our stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, that may prevent our stockholders from reselling our common stock at a profit.

   The securities markets have experienced significant price and volume fluctuations in the past and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common stock could decrease significantly. The market price of our common stock ranged from a low of $22 to a high of $172 from November 5, 1999 to March 29, 2000. Investors may be unable to resell their shares of our common stock for a profit. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

 The provisions of our charter documents may inhibit potential acquisition bids that a stockholder may believe are desirable, and the market price of our common stock may be lower as a result.

   Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock at any time. The board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. The issuance of preferred stock may result in the loss of voting control to other stockholders. We have no current plans to issue any shares of preferred stock.

   Our charter documents contain anti-takeover devices including:

  . only one of the three classes of directors is elected each year;

  . the ability of our stockholders to remove directors without cause is limited;

  . the right of stockholders to act by written consent has been eliminated;

  . the right of stockholders to call a special meeting of stockholders has been eliminated; and

  . a requirement of advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

   These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock. As a result, these provisions may prevent the market price of our common stock from increasing substantially in response to actual or rumored takeover attempts. These provisions may also prevent changes in our management.

 Delaware law may inhibit potential acquisition bids; this may adversely affect the market price of our common stock, discourage merger offers and prevent changes in our management.

   Section 203 of the Delaware General Corporation Law may inhibit potential acquisition bids for our company. We are subject to the antitakeover provision of the Delaware General Corporation Law, which regulates corporate acquisitions. Under Delaware law, a corporation may opt out of the antitakeover provisions. We have not and do not intend to opt out of the antitakeover provisions of Delaware Law.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We do not engage in any foreign currency hedging transactions and therefore, do not believe we are subject to exchange rate risk. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows for our cash and cash equivalents.

   The table below presents the principal amounts and related average interest rates by year of maturity for our cash and cash equivalents.

   As of December 31, 1999:

                                                             Expected Maturity
                                                                   2000
                                                           ---------------------
                                                           (in thousands, except
                                                              interest rates)
Assets
Cash and cash equivalents.................................       $141,777
 Average interest rates...................................          5.41%

   The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Our consolidated financial statements required by Item 8 are included on pages F-1 to F-17 of this annual report on Form 10-K. The supplemental data called for by Item 8 is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item concerning our directors is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in Cobalt's Proxy Statement related to its 2000 Annual Meeting of Stockholders, to be filed by Cobalt with the Securities and Exchange Commission within 120 days of the end of Cobalt's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report in "Business--Executive Officers" and certain other information required by this item is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference to the section captioned "Executive Compensation and Other Matters" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Record Date; Outstanding Shares" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference to the sections captioned "Compensation Committee Interlocks and Insider
Participation" and "Certain Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)(1) Financial Statements

   The following consolidated financial statements are incorporated by reference in Item 8 of this Report:

    Report of Independent Accountants

    Consolidated Balance Sheet, December 31, 1999 and 1998

    Consolidated Statement of Operations for the years ended December 31, 1999, 1998 and 1997

    Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 1999, 1998 and 1997

    Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997

    Notes to Consolidated Financial Statements

   (a)(2) Financial Statement Schedules.

   All financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

   (a)(3) Exhibits

    3.1.2* Certificate of Incorporation of the Registrant

    3.2*   Bylaws of the Registrant

    4.1*   Specimen Common Stock Certificate

    4.2*   Second Amended and Restated Investors' Rights Agreement, dated April
           30, 1999, by and among the Registrant and certain stockholders of the Registrant

   10.1* Form of Indemnification Agreement between the Registrant and each of its directors and officers

   10.2*   Amended and Restated 1997 Employee Stock Plan

   10.2.1* Form of Option Agreement under the Employee Stock Plan

   10.3*   1999 Employee Stock Purchase Plan

   10.3.1* Form of Subscription Agreement under the 1999 Employee Stock
           Purchase Plan

   10.4*   1999 Director Option Plan

   10.4.1* Form of Option Agreement under 1999 Director Plan

   10.5*   Form of Executive Officer Employment Agreement

   10.6*   Consulting Agreement dated August 30, 1996 by and between the
           Registrant and Techfarm Management, Inc.

   10.7*   Lease Agreement dated August 5, 1998 between Registrant and Renault
           & Handley Solar Ellis Joint Venture for 555 Ellis Street, Mountain
           View, California office.


   10.7.1* Assignment of lease dated September 2, 1998 between Registrant and
           Netscape Communications, Inc.

   10.7.2* Sublease dated October 28, 1996 between Netscape Communications,
           Inc. and Banta Corporation

   10.7.3* Addendum One to sublease dated November 6, 1996 between Netscape
           Communications, Inc. and Banta Corporation

   10.7.4* Lease dated August 10, 1993 ("Master Lease") between Banta Digital
           Services, Inc. and Renault & Handley Solar Ellis Joint Venture

   10.8* Employee Option Agreement dated July 15, 1998 between the Registrant and George M. Korchinsky

   10.9*   Employment Offer Letter dated July 20, 1999 from the Registrant to
           Gary Martell

   10.10*  Separation Agreement dated July 28, 1999 by and between the
           Registrant and Robin Porter

   10.11+* Turnkey Service and Purchase Agreement dated August 31, 1999 by and among the Registrant and SMTC Corporation

   10.12* Promissory Note and Security Agreement dated August 20, 1999 between the Registrant and Stephen W. DeWitt

   10.13+* Gateway Master Supply Agreement dated September 16, 1999 between the
           Registrant and Gateway, Inc.

   10.14* Employment Agreement dated August 31, 1999 between the Registrant and Vivek Mehra

   10.15   Lease Agreement dated September 28, 1999 between Registrant and
           Kifer Investment Company for 515 Ellis Street, Mountain View,
           California office and related documents.

   10.16   Sublease Agreement dated February 26, 2000 between Registrant and
           PMC-Sierra for 515 Ellis Street, Mountain View, California office and related documents.

   21.1*   Subsidiaries

   23.1    Consent of PricewaterhouseCoopers LLP, Independent Accountants

   24.1    Power of Attorney (see Page 41)

   27.1    Financial Data Schedule

--------
+ Confidential treatment has been requested or granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-86759) as declared effective by the Securities and Exchange Commission on November 4, 1999.

   (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended December 31, 1999.

   (c) Exhibits. See Item 14(a)(3) above.

   (d) Financial Statement Schedules. See Item 14(a)(2) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Cobalt Networks, Inc.

                                                 /s/ Stephen W. DeWitt
                                          By: _________________________________
                                                     Stephen W. DeWitt
                                                 Chief Executive Officer,
                                                  President, and Director

Date: March 30, 2000

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen W. DeWitt and Kenton D. Chow, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                           Title                    Date
             ---------                           -----                    ----

     /s/ Stephen W. DeWitt           Chief Executive Officer,        March 30, 2000
____________________________________ President, and Director
         Stephen W. DeWitt           (Principal Executive
                                     Officer)

       /s/ Kenton D. Chow            Chief Financial Officer,        March 30, 2000
____________________________________ Vice President Finance and
           Kenton D. Chow            Secretary (Principal
                                     Accounting Officer)

     /s/ Gordon A. Campbell          Chairman of the Board of        March 30, 2000
____________________________________ Directors
         Gordon A. Campbell

      /s/ Gary F. Bengier            Director                        March 30, 2000
____________________________________
           Gary F. Bengier

       /s/ Jordan A. Levy            Director                        March 30, 2000
____________________________________
           Jordan A. Levy

      /s/ Stephen J. Luczo           Director                        March 30, 2000
____________________________________
          Stephen J. Luczo

    /s/ Carl F. Pascarrella          Director                        March 30, 2000
____________________________________
        Carl F. Pascarrella

      /s/ Mark F. Spagnolo           Director                        March 30, 2000
____________________________________
          Mark F. Spagnolo

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cobalt Networks, Inc.

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Cobalt Networks, Inc. and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period end December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

San Jose, California
January 14, 2000, except as to Note
 12 which is as of March 22, 2000.

                             COBALT NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEET
                (in thousands, except share and per share data)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Assets
Current assets:
  Cash and cash equivalents................................ $141,777  $  2,090
  Accounts receivable, net of allowance for doubtful
   accounts of $572 and $335...............................    6,187     2,040
  Inventories..............................................      714       514
  Other current assets.....................................    1,494       239
                                                            --------  --------
    Total current assets...................................  150,172     4,883
Property and equipment, net................................    1,685     1,262
                                                            --------  --------
                                                            $151,857  $  6,145
                                                            ========  ========
Liabilities, mandatorily redeemable convertible preferred
 stock and stockholders' equity (deficit)
Current liabilities:
  Notes payable, current................................... $     44  $     39
  Borrowings under line of credit..........................       --       600
  Advance from related party...............................       --       500
  Accounts payable.........................................   15,101     4,179
  Accrued liabilities......................................    4,611     1,183
  Deferred margin on distributor inventory.................    1,305       294
                                                            --------  --------
    Total current liabilities..............................   21,061     6,795
Notes payable..............................................       40        84
                                                            --------  --------
                                                              21,101     6,879
                                                            --------  --------
Mandatorily Redeemable Convertible Preferred Stock (Note
 5)........................................................       --    12,339
                                                            --------  --------
Commitments and contingencies (Notes 10 and 11)

Stockholders' equity (deficit)
  Preferred Stock: $0.001 par value; 10,000,000 shares
   authorized, none issued and outstanding.................       --        --
  Common Stock: $0.001 par value; 120,000,000 shares
   authorized; 28,317,000 and 4,750,000 shares issued and
   outstanding at December 31, 1999 and 1998...............       28         5
  Additional paid-in capital...............................  174,462        79
  Unearned stock compensation..............................   (6,444)       --
  Notes receivable from stockholders.......................     (450)       --
  Accumulated deficit......................................  (36,840)  (13,157)
                                                            --------  --------
    Total stockholders' equity (deficit)...................  130,756   (13,073)
                                                            --------  --------
                                                            $151,857  $  6,145
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             COBALT NETWORKS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (in thousands, except share and per share data)

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   1999       1998      1997
                                                 ---------  ---------  -------
Net revenues...................................  $  22,814  $   3,537  $    --
Cost of revenues...............................     14,461      3,123       --
                                                 ---------  ---------  -------
  Gross profit.................................      8,353        414       --
                                                 ---------  ---------  -------
Operating expenses:
  Research and development.....................      6,013      3,483    1,067
  Sales and marketing..........................     14,772      5,581      245
  General and administrative...................      4,070      1,895      445
  Amortization of stock compensation...........      2,970         --       --
  Litigation settlement........................      4,200         --       --
                                                 ---------  ---------  -------
    Total operating expenses...................     32,025     10,959    1,757
                                                 ---------  ---------  -------
Loss from operations...........................    (23,672)   (10,545)  (1,757)
Interest and other income, net.................      1,587         82       17
Interest expense...............................       (221)       (15)     (29)
                                                 ---------  ---------  -------
Net loss.......................................    (22,306)   (10,478)  (1,769)
Accretion of Mandatorily Redeemable Convertible
 Preferred Stock...............................     (1,377)      (828)      --
                                                 ---------  ---------  -------
Net loss attributable to holders of Common
 Stock.........................................  $ (23,683) $ (11,306) $(1,769)
                                                 =========  =========  =======
Basic and diluted net loss per share
 attributable to holders of Common Stock.......  $   (3.43) $   (5.48) $ (4.09)
                                                 =========  =========  =======
Basic and diluted weighted average shares
 outstanding...................................  6,901,000  2,065,000  432,000
                                                 =========  =========  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                             COBALT NETWORKS, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (in thousands, except share data)

                                                                        Note
                            Common Stock     Additional   Unearned   Receivable
                          ------------------  Paid-in      Stock        From     Accumulated
                            Shares    Amount  Capital   Compensation Stockholder   Deficit    Total
                          ----------  ------ ---------- ------------ ----------- ----------- --------
Balance at December 31,
 1996...................          --   $ --   $     --    $    --       $  --     $    (82)  $    (82)
Issuance of Common
 Stock..................   4,763,000      5         --         --          --           --          5
Repurchase of Common
 Stock..................    (570,000)    (1)        --         --          --           --         (1)
Net loss................          --     --         --         --          --       (1,769)    (1,769)
                          ----------   ----   --------    -------       -----     --------   --------
Balance at December 31,
 1997...................   4,193,000      4         --         --          --       (1,851)    (1,847)
Issuance of Common
 Stock..................     812,000      1         79         --          --           --         80
Repurchase of Common
 Stock..................    (255,000)    --         --         --          --           --         --
Accretion of Mandatorily
 Redeemable Convertible
 Preferred Stock........          --     --         --         --          --         (828)      (828)
Net loss................          --     --                                        (10,478)   (10,478)
                          ----------   ----   --------    -------       -----     --------   --------
Balance at December 31,
 1998...................   4,750,000      5         79         --          --      (13,157)   (13,073)
Issuance of Common
 Stock..................   6,199,000      6    116,216         --         (50)          --    116,172
Issuance of warrants....          --     --        532         --          --           --        532
Stock compensation......          --     --        568         --          --           --        568
Unearned stock
 compensation (Note 7)..          --     --      8,910     (8,910)         --           --         --
Amortization of stock
 compensation...........          --     --         --      2,402          --           --      2,402
Reversal of unearned
 stock compensation on
 termination of
 employment.............          --     --        (64)        64          --           --         --
Accretion of Mandatorily
 Redeemable Convertible
 Preferred Stock........          --     --         --         --          --       (1,377)    (1,377)
Issuance of notes
 receivable to
 stockholder............          --     --         --         --        (400)          --       (400)
Conversion of
 Mandatorily Redeemable
 Preferred Stock to
 Common Stock...........  17,368,000     17     46,356         --          --           --     46,373
Adjustments to
 redemption value of
 Mandatorily Redeemable
 Preferred Stock........          --     --      1,865         --          --           --      1,865
Net loss................          --     --         --         --          --      (22,306)   (22,306)
                          ----------   ----   --------    -------       -----     --------   --------
Balance at December 31,
 1999...................  28,317,000   $ 28   $174,462    $(6,444)      $(450)    $(36,840)  $130,756
                          ==========   ====   ========    =======       =====     ========   ========


  The accompanying notes are an integral part of these consolidated financial statements.

                             COBALT NETWORKS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------  --------  -------
Cash flows from operating activities:
Net loss..........................................  $(22,306) $(10,478) $(1,769)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization...................       897       323       18
  Stock compensation..............................     2,970        --       --
  Non-cash interest expense.......................       130         2       20
  Other non-cash expense..........................       100        --       --
  Changes in assets and liabilities:
    Accounts receivable...........................    (4,147)   (2,040)      --
    Inventories...................................      (200)     (494)     (20)
    Other current assets..........................    (1,255)     (161)     (74)
    Accounts payable..............................    10,922     3,970      164
    Accrued liabilities...........................     3,478     1,096       76
    Deferred margin on distributor inventory......     1,011       294       --
                                                    --------  --------  -------
      Net cash used in operating activities.......    (8,400)   (7,488)  (1,585)
                                                    --------  --------  -------
Cash flows used in investing activities:
Acquisition of property and equipment.............    (1,320)   (1,423)    (157)
Loans to shareholder..............................      (500)       --       --
                                                    --------  --------  -------
      Net cash used in investing activities.......    (1,820)   (1,423)    (157)
                                                    --------  --------  -------
Cash flows from financing activities:
Proceeds from issuance of Mandatorily Redeemable
 Convertible Preferred Stock, net.................    30,124     7,210    2,992
Proceeds from issuance of Common Stock............   116,172        80        4
Proceeds from advance from related party..........        --       500       --
Proceeds from borrowings under line of credit.....        --       600       --
Principal payments on line of credit..............      (600)       --       --
Proceeds from borrowings under notes payable......        --       431       --
Principal payments on notes payable...............       (39)     (308)    (130)
Proceeds from borrowings under convertible
 promissory notes.................................     4,250       750      599
                                                    --------  --------  -------
      Net cash provided by investing activities...   149,907     9,263    3,465
                                                    --------  --------  -------
Net increase in cash and cash equivalents.........   139,687       352    1,723
Cash and cash equivalents at beginning of period..     2,090     1,738       15
                                                    --------  --------  -------
Cash and cash equivalents at end of period........  $141,777  $  2,090  $ 1,738
                                                    ========  ========  =======
Supplemental disclosure of cash flow information:
Cash paid for interest............................  $     91  $     13  $     9
                                                    ========  ========  =======
Conversion of notes payable and accrued interest
 into Mandatorily Redeemable Convertible Preferred
 Stock............................................  $  4,800  $    750  $   559
                                                    ========  ========  =======
Issuance of warrants..............................  $    532  $     --  $    --
                                                    ========  ========  =======
Issuance of Common Stock for promissory note......  $     50  $     --  $    --
                                                    ========  ========  =======
Conversion of Mandatorily Redeemable Convertible
 Preferred Stock to Common Stock..................  $ 46,373  $     --  $    --
                                                    ========  ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             COBALT NETWORKS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 The Company

   Cobalt Networks, Inc., (formerly ViavisionSystems Inc. and Cobalt Microserver, Inc.) (the "Company"), was incorporated in California in October 1996. Effective October 19, 1999, Cobalt reincorporated in the State of Delaware. The par value and shares of Common Stock and Preferred Stock authorized, issued and outstanding at each balance sheet date presented, and for each period presented in the consolidated statement of stockholders' deficit have been retroactively adjusted to reflect the reincorporation.

   The Company is a leading provider of server appliances. Server appliances are a new category of network infrastructure devices that are optimized to deliver one or a few network-based applications well. The Company markets and sells its products globally through its direct sales force and its channel partners. The Company operates in one business segment.

 Fiscal Year

   Through December 31, 1998 the Company operated on a calendar quarter-end and year-end basis. Beginning in 1999 the Company changed its accounting periods to thirteen-week fiscal quarters ending on the Friday closest to the end of the month.

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

 Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue recognition

   Revenue from product sales to other than distributors is generally recognized at the time the product is shipped. Provisions for estimated future product returns and exchanges are recognized upon product shipment. The Company grants distributors limited rights of return on unsold inventory held by such distributors. The Company has limited control over the extent to which products sold to distributors are sold through to end users. Accordingly, the Company recognizes revenues on sales to distributors at the time its products are sold through to end users. The recognition of the gross profit on the products held by distributors is deferred until the sale to the end user occurs. The deferred gross profit is captioned as "deferred margin on distributor inventory" on the Company's balance sheet. Upon shipment, the Company also provides for the estimated cost that may be incurred for product warranties.

 Cash equivalents

   The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The majority of the Company's cash equivalents consist of money market funds.

                             COBALT NETWORKS, INC.

 Fair value of financial instruments

   The Company's financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and capital lease obligations are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

 Concentration of credit risk

   Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of cash equivalents and accounts receivable. The Company places its cash and cash equivalents primarily in market rate accounts with high credit financial institutions. The Company's accounts receivable are derived from revenue earned from customers located in the United States, Europe and Asia. Sales to foreign customers in 1999 and 1998, which are denominated in U.S. dollars, accounted for 52 % and 44%, respectively of total revenue. Sales in the United States, Japan, Europe and other foreign countries were 48%, 21%, 21% and 10%, respectively, of total revenues in 1999, and were 44%, 25%, 22% and 9%, respectively of total revenues in 1998. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

   For the year ended December 31, 1999, two customers accounted for approximately 14% and 11%, respectively, of net revenues. As of December 31, 1999, these two customers accounted for 13% and 11%, respectively, of total accounts receivable. For the year ended December 31, 1998, one customer accounted for approximately 12% of net revenues. As of December 31, 1998, this customer accounted for 15% of total accounts receivable.

 Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using standard cost which approximates the first-in, first-out method.

 Property and equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally twelve months to five years. Leasehold improvements are amortized using the straight-line method over their estimated lives or the remaining term of the lease, whichever is shorter.

 Long-lived assets

   The Company periodically evaluates the recoverability of its long-lived assets based upon expected undiscounted cash flows and recognizes impairment from the carrying value of long-lived assets, if any, based on the fair value of such assets.

 Research and development

   Research and development costs are charged to operations as incurred. Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model which

                             COBALT NETWORKS, INC.

typically occurs when the beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

 Income taxes

   Income taxes are computed using the asset and liability method. Deferred income tax assets or liabilities are established for the expected future consequences resulting from the temporary differences between the financial reporting and income tax bases of assets and liabilities and from net operating loss and tax credit carryforwards. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.

 Stock-based compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation."

   The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

 Foreign currency translation

   The Company uses the U.S. dollar as its functional currency for all of its worldwide operations. All sales worldwide are billed in U.S. dollars. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of- period exchange rates. Expenses are translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts which are translated at historical exchange rates. Gains or losses from foreign currency remeasurements and transactions are included in net loss and were not material for all periods presented.

 Comprehensive income

   Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income (loss) as compared to its reported net loss.

 Net loss per share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to holders of Common Stock for the period by the weighted average number of shares of Common Stock outstanding during the period. Weighted average shares exclude shares of Common Stock subject to repurchase ("restricted shares"). Diluted net loss per share is computed by dividing the net loss available to holders of Common Stock for the period by the weighted average number of shares of Common Stock and Potential Common Stock outstanding during the period, if dilutive.

                             COBALT NETWORKS, INC.

Because the inclusion of Potential Common Stock would be anti-dilutive, diluted net loss per share is the same as basic net loss per share. Potential Common Stock includes unvested restricted shares of Common Stock and incremental shares of Common Stock issuable upon the exercise of stock options and warrants and upon conversion of Series A, B, and C Mandatorily Redeemable Convertible Preferred Stock.

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

                                                Year Ended December 31,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
Numerator:
  Net loss attributable to holders of
   Common Stock............................ $  (23,683) $  (11,306) $   (1,769)
                                            ==========  ==========  ==========
Denominator:
  Weighted average shares outstanding......  8,226,000   4,700,000   2,519,000
  Weighted average shares of Common Stock
   subject to repurchase................... (1,325,000) (2,635,000) (2,087,000)
                                            ----------  ----------  ----------
  Denominator for basic and diluted
   calculation.............................  6,901,000   2,065,000     432,000
                                            ==========  ==========  ==========
  Basic and diluted net loss per share
   attributable to holders of Common
   Stock................................... $    (3.43) $    (5.48) $    (4.09)
                                            ==========  ==========  ==========

   The effects of options to purchase 4,041,000, 1,622,000 and 238,000 shares of Common Stock at an average exercise price of $6.77, $0.26 and $0.03 per share at December 31, 1999, 1998 and 1997, respectively, and warrants to purchase 204,000 and 164,000 shares of Preferred Stock at an average exercise price of $1.24 and $1.00 per share; and 7,271,000 and 3,572,000 shares of Mandatorily Redeemable Convertible Preferred Stock for the years ended December 31, 1998 and 1997, respectively, and warrants to purchase 243,000 shares of Common Stock at $3.70 per share at December 31, 1999, have not been included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

 Segment information

   In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. During each period presented, the Company operated in a single business segment, primarily in the United States, Japan and Europe.

 New accounting pronouncements

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. The effective date of this pronouncement is the second quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established methods of accounting for derivative financial instruments and hedging

                             COBALT NETWORKS, INC.

activities related to those instruments as well as other hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effect of SFAS No. 133 until fiscal year beginning after June 15, 2000. The Company will adopt SFAS No. 133 in 2001. To date, the Company has not engaged in derivative or hedging activities. The Company is unable to predict the impact of adopting SFAS No. 133 if it were to engage in derivative and hedging activities in the future.

NOTE 2--BALANCE SHEET COMPONENTS (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------  ------
     Inventories:
       Finished goods........................................... $  517  $  498
       Raw materials............................................    197      16
                                                                 ------  ------
         Total.................................................. $  714  $  514
                                                                 ======  ======
     Property and equipment:
       Computer equipment....................................... $1,337  $  456
       Office equipment and fixtures............................    619     280
       Production equipment and tooling.........................     --     417
       Leasehold improvements...................................    485     450
                                                                 ------  ------
                                                                  2,441   1,603
       Less: Accumulated depreciation...........................   (756)   (341)
                                                                 ------  ------
                                                                 $1,685  $1,262
                                                                 ======  ======
     Accrued liabilities:
       Employee benefits........................................ $1,539  $  543
       Reserve for sales returns................................  1,817     386
       Warranty.................................................    885     181
       Other....................................................    370      73
                                                                 ------  ------
                                                                 $4,611  $1,183
                                                                 ======  ======

NOTE 3--NOTES PAYABLE:

 Notes payable

   In September 1998, the Company entered into an equipment lease financing agreement with a leasing company. The agreement provides for borrowings of up to $1.0 million which are secured by the Company's equipment, machinery and fixtures. As of December 31, 1999 and December 31, 1998, the Company had outstanding borrowings under this agreement of $84,000 and $123,000, respectively. The note balance is payable in 34 equal monthly installments and bears interest at 10.95% per annum.

   In June 1998, the Company borrowed $300,000 from a stockholder which bore interest at 5.5% per annum. In connection with the loan, the Company issued warrants to purchase 7,000 shares of Series B Mandatorily Redeemable Convertible Preferred Stock at $2.163 per share. The estimated fair value of the warrants at the grant date was not material to the financial statements. In July 1998, the Company repaid the loan in full.

                             COBALT NETWORKS, INC.

 Convertible promissory notes payable

   In April 1998, the Company borrowed $750,000 from various individuals under convertible promissory notes bearing interest at 5.5% per annum. In connection with these borrowings, the Company issued warrants to purchase 35,000 shares of Series B Mandatorily Redeemable Convertible Preferred Stock at $2.163 per share. The estimated fair value of the warrants at the grant date was not material to the financial statements. These notes were converted into Series B Mandatorily Redeemable Convertible Preferred Stock at $2.163 per share in July 1998.

   In December 1998, the Company borrowed $500,000 from an affiliate of a member of its Board of Directors and $50,000 from an individual investor under convertible promissory notes bearing interest at 6% per annum. These notes were converted to Series C Mandatorily Redeemable Preferred Stock in May 1999 (See Note 5).

   In February and March 1999, the Company borrowed $4.3 million from various investors under convertible promissory notes bearing interest at 6.0% per annum, including $2.9 million from affiliates of the Company. These notes were converted into Series C Mandatorily Redeemable Preferred Stock in May 1999. In connection with the notes, the Company issued warrants to purchase 79,000 shares of Series C Mandatorily Redeemable Convertible Preferred Stock at $3.70 per share, including 61,000 of such shares to affiliates of the Company. The estimated fair value of the warrants at the grant date was $130,000 and was recorded as interest expense.

NOTE 4--RELATED PARTY TRANSACTION

   In August 1999, the Company advanced $500,000 to its Chief Executive Officer. In September 1999, the advance was converted into a full recourse non-interest bearing promissory note payable in four years and is secured by 50,000 shares of the Company's Common Stock.

NOTE 5--MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

   During 1997, the Company issued 3,571,000 shares of Series A Preferred Stock at $1.00 per share for net proceeds of approximately $3.0 million and the conversion of $559,000 of notes payable described in Note 3. In July 1998, the Company issued 1,000 shares of Series A Preferred Stock at $1.00 per share for net proceeds of $1,000 upon the exercise of a warrant. In September 1999, the Company issued 77,000 shares of Series A Preferred Stock at $1.00 per share for net proceeds of $77,000 upon the exercise of warrants.

   In July 1998, the Company issued 3,699,000 shares of Series B Preferred Stock at $2.163 per share for net proceeds of approximately $7.2 million and the conversion of $750,000 of notes payable described in Note 3. In September 1999, the Company issued 11,000 shares of Series B Preferred Stock at $2.163 per share for net proceeds at approximately $25,000 upon the exercise of warrants.

   In May 1999, the Company issued 9,814,000 shares of Series C Mandatorily Redeemable Preferred Stock at $3.70 per share for net proceeds of approximately $29.6 million and the conversion of $4.80 million of notes payable described in Note 3 and above. In connection with the transaction, the Company issued a warrant to purchase 243,000 shares of Common Stock at $3.70 per share. The estimated fair value of the warrants at the date of grant was $402,000, which was recorded as additional paid in capital. In September 1999, the Company issued 6,000 shares of Series C Preferred stock at $3.70 per share for net proceeds of approximately $25,000 upon the exercise of warrants.

   Upon completion of the Company's initial public offering, the holders of warrants to purchase Preferred Stock had 90 days to exercise these warrants. In November and December 1999, the Company issued 189,000 shares of Common Stock for net proceeds of approximately $419,000 upon the exercise of these warrants.

                             COBALT NETWORKS, INC.

   As of December 31, 1999, a warrant to purchase 243,000 shares of the Company's Common Stock was outstanding.

   Upon the completion of the Company's initial public offering, 17,368,000 shares of Mandatorily Redeemable Preferred Stock, including the 189,000 shares issued pursuant to the exercise of warrants, as described above, with a value of $46,373,000 were converted into 17,368,000 shares of Common Stock.

NOTE 6--COMMON STOCK:

   Certain shares of Common Stock outstanding were sold under Restricted Stock Purchase Agreements (the "Agreements"). According to the terms of the Agreements, in the event that the purchaser ceases their relationship with the Company, the Company has the right to repurchase shares issued at the original purchase price ("purchase option"), subject to a declining percentage over time. During 1998 and 1997, the Company exercised its purchase option for 255,000 shares and 570,000 shares, respectively, of Common Stock at $0.001 per share. As of December 31, 1999, a total of 948,000 shares were subject to repurchase by the Company.

NOTE 7--STOCK OPTION PLANS:

   In April 1997, the Company adopted the Employee Stock Option Plan ( the "Plan"). The Plan provides for the granting of stock options and Common Stock to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Company employees and consultants. As of December 31, 1999, the Company has reserved 6,100,000 shares of Common Stock for issuance under the Plan. This reserve will be automatically increased on the first day of the fiscal year beginning January 1, 2001, by an amount equal to the lesser of 2,500,000 shares per year, 5% of the number of shares of Common Stock which are issued and outstanding on the last day of the proceeding fiscal year or a number of shares determined by the Company's board of directors.

   Options under the Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and
(ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. Options are generally exercisable immediately, subject to repurchase options held by the Company. The repurchase options lapse over a maximum period of five years at such times and under such conditions as determined by the Board of Directors. Options vest over 4 years, 25% after the first year and ratably each month over the remaining 36 months.

                             COBALT NETWORKS, INC.

   The following table summarizes stock option activity under the Plan:

                                                                       Weighted
                                                                        Average
                                                Options                Exercise
                                               Available     Options     Price
                                               for Grant   Outstanding Per Share
                                               ----------  ----------- ---------
Balance at December 31, 1996..................         --          --   $   --
  Authorized..................................  1,145,000          --       --
  Granted.....................................   (826,000)    826,000    0.008
  Exercised...................................         --    (110,000)   0.001
  Canceled....................................    478,000    (478,000)   0.001
                                               ----------   ---------
Balance at December 31, 1997..................    797,000     238,000
  Authorized..................................  1,405,000          --       --
  Granted..................................... (1,437,000)  1,437,000    0.500
  Exercised...................................         --     (12,000)   0.001
  Canceled....................................     41,000     (41,000)   0.190
                                               ----------   ---------
Balance at December 31, 1998..................    806,000   1,622,000
  Authorized..................................  3,550,000          --       --
  Granted..................................... (2,715,000)  2,715,000     7.49
  Exercised...................................         --    (350,000)    1.44
  Canceled....................................    271,000    (271,000)    0.75
                                               ----------   ---------
Balance at December 31, 1999..................  1,912,000   3,716,000
                                               ==========   =========

 Director Option Plan

   In September 1999, the Board adopted the 1999 Director Option Plan (the "Director Option Plan") and reserved 400,000 shares of Common Stock for issuance thereunder. This reserve will be automatically increased on the first day of the fiscal year beginning January 1, 2001, by an amount equal to the lesser of 100,000 shares per year, 0.25% of the number of shares of Common Stock which are issued and outstanding on the last day of the preceding fiscal year or a number of shares determined by the Company's board of directors. The option grants under the Director Option Plan are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of the Common Stock on the grant date. The term of the options granted under the Director Option Plan is ten years. Options vest over 4 years, 25% after the first year and ratably each month over the remaining 36 months.

   The following table summarizes stock option activity under the Option Plan:

                                                                       Weighted
                                                                        Average
                                                 Options               Exercise
                                                Available    Options     Price
                                                for Grant  Outstanding Per Share
                                                ---------  ----------- ---------
Balance at December 31, 1998...................       --          --    $   --
  Authorized...................................  400,000          --        --
  Granted...................................... (325,000)    325,000     25.22
                                                --------     -------
Balance at December 31, 1999...................   75,000     325,000
                                                ========     =======

                             COBALT NETWORKS, INC.

   The following table summarizes information about stock options outstanding and exercisable as of December 31, 1999.

                                                                    Options
                                    Options Outstanding at       Exercisable at
                                      December 31, 1999        December 31, 1999
                                ------------------------------ ------------------
                                           Weighted
                                            Average   Weighted           Weighted
                                           Remaining  Average            Average
                                Number of Contractual Exercise Number of Exercise
     Range of Exercise Prices    Shares      Life      Price    Shares    Price
     ------------------------   --------- ----------- -------- --------- --------
     $  0.001................      11,000     7.37     $0.001     11,000  $0.001
        0.100................     657,000     8.18       0.10    657,000    0.10
        0.500................     552,000     8.56       0.50    552,000    0.50
        1.00--1.40...........     154,000     9.21       1.21    154,000    1.21
        1.85--2.50...........   1,703,000     9.44       2.06  1,703,000    2.06
       10.00--10.25..........     122,000     9.71      10.16    122,000   10.16
       14.00.................     173,000     9.82      14.00    173,000   14.00
       22.00.................     614,000     9.84      22.00    614,000   22.00
      108.38--126.75.........      55,000    10.00     111.69     55,000  111.69
                                ---------                      ---------
                                4,041,000                      4,041,000
                                =========                      =========

 Fair value disclosures

   Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net loss for the years ended December 31, 1999, 1998, and 1997 would have been increased to the pro forma amounts indicated in the following table (in thousands, except per share data):

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    1999      1998     1997
                                                  --------  --------  -------
     Net loss attributable to holders of Common
      Stock:
       As reported............................... $(23,683) $(11,306) $(1,769)
                                                  ========  ========  =======
       Pro forma ................................ $(23,825) $(11,412) $(1,774)
                                                  ========  ========  =======
     Basic and diluted net loss per share
      attributable to holders of Common Stock:
       As reported............................... $  (3.43) $  (5.48) $ (4.09)
                                                  ========  ========  =======
       Pro forma ................................ $  (3.45) $  (5.53) $ (4.11)
                                                  ========  ========  =======

   The Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                                  Year Ended
                                                                 December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------  ------
     Expected life (years)......................................      5       5
     Risk Free interest rate....................................   5.30%   6.66%
     Expected volatility........................................     60      --
     Dividend yield.............................................     --      --

                             COBALT NETWORKS, INC.

   The estimated weighted average fair value of options granted to purchase shares of common stock under the Plan in 1999 and 1998 was $6.03 and $0.07, respectively.

 Stock Compensation

   During 1998, the Company issued NSOs to an outside consultant to purchase 25,000 shares of Common Stock at $0.50 per share, the estimated grant date fair market value. The estimated fair value of the options was not material to the financial statements.

   In connection with two employee separation agreements in July and September 1999, the Company accelerated the vesting of options to purchase 41,000 Shares of Common Stock. The intrinsic value of these shares amounted to $346,000 and has been recognized as stock compensation.

   During 1999, the Company issued NSOs to two outside consultants to purchase 35,000 shares of Common Stock at $22.00 per share, the estimated fair market value. The estimated fair value at the date of grant was $222,000, which was recorded as stock compensation.

   In connection with certain stock option grants during the period from July 1, 1998, to October 1, 1999, the Company recorded unearned stock compensation cost totaling $8.9 million which is being recognized over the vesting period of the related options of four years. During 1999, unearned stock compensation of $64,000 was reversed upon the cancellation of options. Amortization expense associated with unearned stock compensation totaled $2.4 million for the year ended December 31, 1999.

   The Company expects to record amortization expense associated with unearned stock compensation of $1.3 million, $1.3 million, $940,000 and $690,000 in the first, second, third and fourth quarters of fiscal 2000, respectively.

NOTE 8--EMPLOYEE BENEFIT PLANS:

 401(K) Plan

   The Company sponsors a 401(k) defined contribution plan (the "Plan") covering all eligible employees. Contributions made by the Company are determined annually by the Board of Directors. No contributions have been made to the Plan by the Company.

 Employee Stock Purchase Plan

   In September 1999, the Board adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 2,250,000 shares of Common Stock for issuance thereunder. This reserve will be automatically increased on the first day of the fiscal year beginning January 1, 2001, by an amount equal to the lesser of 1,500,000 shares per year, 3% of the number of shares of Common Stock which are issued and outstanding on the last day of the preceding fiscal year or a number of shares determined by the Company's board of directors. Employees generally will be eligible to participate in the Purchase Plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a fiscal year end. The first offering period began on November 5, 1999, and therefore, the first Offering Period will be less than 24 months long. Offering Periods and Purchase Periods thereafter will begin on the first day of May and November of each year. The price at which the Common Stock is purchased under the Purchase plan is 85% of the lesser of the fair

                             COBALT NETWORKS, INC.

market value of the Company's Common Stock on the first day of the applicable Offering Period or the last day of the purchase period.

NOTE 9--INCOME TAXES:

   No provision or benefit for income taxes has been recognized for any of the periods presented as the Company has incurred net operating losses since inception.

   As of December 31, 1999, the Company has approximately $26 million and $18 million of net operating loss carryforwards available to offset future taxable income for Federal and California purposes, respectively, which expire beginning in 2014 and 2004, respectively. Under the Tax Reform Act of 1986, the amount of net operating losses that can be utilized may be limited in certain circumstances including, but not limited to, a cumulative stock ownership change of more than 50% over a three-year period.

   Deferred taxes comprise the following (in thousands):

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
     Deferred tax assets:
       Depreciation.......................................... $     49  $    21
       Other accruals and liabilities........................    1,993       84
       Capitalized startup costs.............................      172      148
       Research and development credits......................      166      163
       Net operating loss and credit carryforwards...........    9,870    3,985
                                                              --------  -------
         Total deferred tax assets...........................   12,250    4,401
     Less: Valuation allowance...............................  (12,250)  (4,401)
                                                              --------  -------
     Net deferred tax assets................................. $     --  $    --
                                                              ========  =======

   For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets for all periods presented.

   A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss is as follows:

                                                             Year Ended
                                                            December 31,
                                                           ------------------
                                                           1999   1998   1997
                                                           ----   ----   ----
     Federal statutory rate............................... (34)%  (34)%  (34)%
     State tax, net of federal impact.....................  (3)%  (  )%   (6)%
     Cheap stock amortization.............................   6%   (  )%  (  )%
     Provision for valuation allowance on deferred tax
      assets..............................................  32%    35%    44%
     Other................................................  (1)%   (1)%   (4)%
                                                           ---    ---    ---
                                                            --%    --%   --%
                                                           ===    ===    ===

NOTE 10--COMMITMENTS:

   The Company leases its principal office space under a noncancelable operating lease which expires on December 31, 2003. The Company leased a 30,000 square foot building on property contiguous to its current

                             COBALT NETWORKS, INC.

headquarters to expand its Mountain View operations. This lease extends through March 2004. The Company expects to occupy approximately two-thirds of this new facility in March 2000, and has subleased the remainder to a tenant through February of 2001. Rent expense was $877,000 in 1999, $316,000 in 1998, and $73,000 in 1997.

   Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

       Year Ending
       December 31,
       ------------
        2000............................................................  $1,374
        2001............................................................   1,662
        2002............................................................   1,731
        2003............................................................   1,784
        2004............................................................     237
                                                                          ------
                                                                          $6,788
                                                                          ======

   In March 2000, the Company entered into a sublease agreement for 10,000 square feet of the new facility. The tenant will occupy the premises through February of 2001. The expected rental income from this agreement is $335,000 in 2000 and $66,000 in 2001.

NOTE 11--CONTINGENCIES:

   Pursuant to the Company's turnkey service and purchase agreement with its subcontract manufacturer, in the event that the agreement is terminated, the Company would be required to purchase remaining surplus or obsolete inventory which is specific to the Company's products.

   In December 1998, CUBE Computer Corporation filed a lawsuit against the Company in the United States District Court for the Southern District of New York for trademark infringement. CUBE, an original equipment manufacturer of personal computers, argued that this alleged infringement resulted from the Company's use of "Qube" in connection with its products. In December 1999, the Company entered into a settlement agreement with Cube Computer. We acquired certain trademark rights for a one-time payment of $4.1 million, not including related legal costs.

NOTE 12--SUBSEQUENT EVENTS:

 Chili!Soft Acquisition

   On March 22, 2000, Cobalt entered into a definitive agreement to acquire Chili!Soft, Inc., a provider of web page development technology. Cobalt will acquire all outstanding stock and assume all stock options of Chili!Soft in exchange for 1,150,000 shares of Cobalt's common stock. The transaction is expected to be accounted for as a purchase business combination and is expected to close during the three months ended June 30, 2000.

                               INDEX TO EXHIBITS

                                                                   Sequentially
                                                                     Numbered
 Exhibits                                                              Page
 --------                                                          ------------
  3.1.2*  Certificate of Incorporation of the Registrant

  3.2*    Bylaws of the Registrant

  4.1*    Specimen Common Stock Certificate

  4.2*    Second Amended and Restated Investors' Rights
          Agreement, dated April 30, 1999, by and among the Registrant and certain stockholders of the Registrant

 10.1*    Form of Indemnification Agreement between the
          Registrant and each of its directors and officers

 10.2*    Amended and Restated 1997 Employee Stock Plan

 10.2.1*  Form of Option Agreement under the Employee Stock Plan

 10.3*    1999 Employee Stock Purchase Plan

 10.3.1*  Form of Subscription Agreement under the 1999 Employee
          Stock Purchase Plan

 10.4*    1999 Director Option Plan

 10.4.1*  Form of Option Agreement under 1999 Director Plan

 10.5*    Form of Executive Officer Employment Agreement

 10.6* Consulting Agreement dated August 30, 1996 by and between the Registrant and Techfarm Management, Inc.

 10.7*    Lease Agreement dated August 5, 1998 between
          Registrant and Renault & Handley Solar Ellis Joint
          Venture for 555 Ellis Street, Mountain View,
          California office.

 10.7.1*  Assignment of lease dated September 2, 1998 between
          Registrant and Netscape Communications, Inc.

 10.7.2*  Sublease dated October 28, 1996 between Netscape
          Communications, Inc. and Banta Corporation

 10.7.3* Addendum One to sublease dated November 6, 1996 between Netscape Communications, Inc. and Banta
          Corporation

 10.7.4*  Lease dated August 10, 1993 ("Master Lease") between
          Banta Digital Services, Inc. and Renault & Handley
          Solar Ellis Joint Venture

 10.8* Employee Option Agreement dated July 15, 1998 between the Registrant and George M. Korchinsky

 10.9*    Employment Offer Letter dated July 20, 1999 from the
          Registrant to Gary Martell

 10.10* Separation Agreement dated July 28, 1999 by and between the Registrant and Robin Porter

 10.11+*  Turnkey Service and Purchase Agreement dated August
          31, 1999 by and among the Registrant and SMTC
          Corporation

 10.12*   Promissory Note and Security Agreement dated August
          20, 1999 between the Registrant and Stephen W. DeWitt

 10.13+*  Gateway Master Supply Agreement dated September 16,
          1999 between the Registrant and Gateway, Inc.


                                                                   Sequentially
                                                                     Numbered
 Exhibits                                                              Page
 --------                                                          ------------
 10.14*   Employment Agreement dated August 31, 1999 between the
          Registrant and Vivek Mehra

 10.15    Lease Agreement dated September 28, 1999 between
          Registrant and Kifer Investment Company for 515 Ellis
          Street, Mountain View, California office and related documents.

 10.16    Sublease Agreement dated February 26, 2000 between
          Registrant and PMC-Sierra for 515 Ellis Street,
          Mountain View, California office and related documents.

 21.1*    Subsidiaries

 23.1     Consent of PricewaterhouseCoopers LLP, Independent
          Accountants

 24.1     Power of Attorney (see Page 41)

 27.1     Financial Data Schedule

--------
+ Confidential treatment has been requested or granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-86759) as declared effective by the Securities and Exchange Commission on November 4, 1999.