Form 10-Q
period 2000-03-31
COBALT NETWORKS INC
filed 2000-05-15
CIK 1053355

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

  For the transition period from             to

                       Commission file number: 000-24360

                             COBALT NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       77-0440751
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                    Identification Number)

                   555 Ellis Street, Mountain View, CA 94043
              (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (650) 623-2500

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of March 31, 2000, 28,324,000 shares of common stock of the Registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             COBALT NETWORKS, INC.

PART I--FINANCIAL INFORMATION...............................................   3

  ITEM 1. FINANCIAL STATEMENTS (unaudited)..................................   3

    CONDENSED CONSOLIDATED BALANCE SHEETS...................................   3

    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS..........................   4

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS..........................   5

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....................   6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS...................................... 9

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
   MARKET RISK..............................................................  27

PART II--OTHER INFORMATION..................................................  28

  ITEM 1. LEGAL PROCEEDINGS.................................................  28

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.........................  28

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................  28

                         PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                         March 31,  December 31,
                                                           2000       1999(1)
                                                         ---------  ------------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents............................. $ 85,059     $141,777
  Short-term investments................................   50,194          --
  Accounts receivable, net of allowance.................    7,229        6,187
  Inventories...........................................      682          714
  Other current assets..................................    2,787        1,494
                                                         --------     --------
    Total current assets................................  145,951      150,172
Property and equipment, net.............................    1,825        1,685
                                                         --------     --------
    Total assets........................................ $147,776     $151,857
                                                         ========     ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Notes payable, current................................ $     45     $     44
  Accounts payable......................................    9,836       15,101
  Accrued liabilities...................................    6,913        4,611
  Deferred margin on distributor inventory..............    1,513        1,305
                                                         --------     --------
    Total current liabilities...........................   18,307       21,061
Notes payable...........................................       29           40
                                                         --------     --------
    Total liabilities...................................   18,336       21,101
                                                         --------     --------
Stockholders' equity:
  Preferred Stock.......................................      --           --
  Common Stock..........................................       28           28
  Additional paid-in capital............................  174,500      174,462
  Unearned stock compensation...........................   (5,209)      (6,444)
  Notes receivable from stockholders....................     (456)        (450)
  Accumulated deficit...................................  (39,423)     (36,840)
                                                         --------     --------
    Total stockholders' equity..........................  129,440      130,756
                                                         --------     --------
    Total liabilities and stockholders' equity.......... $147,776     $151,857
                                                         ========     ========

(1) The information in this column was derived from the Company's audited financial statements for the fiscal year ended December 31, 1999.

           See Notes to Condensed Consolidated Financial Statements

                             COBALT NETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                               Three months
                                                                   ended
                                                             -----------------
                                                             March 31,  April
                                                               2000    2, 1999
                                                             --------- -------
Net revenues................................................  $12,033  $ 2,634
Cost of revenues............................................    6,716    2,002
                                                              -------  -------
    Gross profit............................................    5,317      632
                                                              -------  -------
Operating expenses:
  Research and development..................................    1,630    1,397
  Sales and marketing.......................................    5,222    2,753
  General and administrative................................    1,578      621
  Amortization of stock compensation........................    1,235      140
                                                              -------  -------
    Total operating expenses................................    9,665    4,911
                                                              -------  -------
Loss from operations........................................   (4,348)  (4,279)
Interest income (expense), net..............................    1,765     (128)
                                                              -------  -------
Net loss....................................................   (2,583)  (4,407)
Accretion of Preferred Stock to Redemption Value............      --      (799)
                                                              -------  -------
Net loss attributable to holders of Common Stock............  $(2,583) $(5,206)
                                                              =======  =======
Net loss attributable to holders of Common Stock per share:
  Basic and diluted.........................................  $ (0.09) $ (1.62)
                                                              =======  =======
Basic and diluted weighted average shares outstanding.......   27,464    3,206
                                                              =======  =======


            See Notes to Condensed Consolidated Financial Statements

                             COBALT NETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                           Three months ended
                                                           -------------------
                                                           March 31,  April 2,
                                                             2000       1999
                                                           ---------  --------
Cash flows from operating activities:
Net loss.................................................. $ (2,583)  $(4,407)
Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation..........................................      180       165
    Amortization of stock compensation....................    1,235       140
    Non-cash interest (income) expense....................       (6)       77
    Changes in assets and liabilities:
      Accounts receivable.................................   (1,042)     (236)
      Inventories.........................................       32       (78)
      Other current assets................................      (93)      (57)
      Accounts payable....................................   (5,265)     (178)
      Accrued liabilities.................................    2,302       717
      Deferred margin on distributor inventory............      208       161
                                                           --------   -------
        Net cash used in operating activities.............   (5,032)   (3,696)
                                                           --------   -------
Cash flows used in investing activities:
Acquisition of property and equipment.....................     (320)     (184)
Advances made to Chili!Soft, Inc..........................   (1,200)      --
Purchases of short-term investments.......................  (50,194)      --
                                                           --------   -------
        Net cash used in investing activities............. (51,714)      (184)
                                                           --------   -------
Cash flows from financing activities:
Proceeds from exercise of stock options...................       38       --
Principal payments on notes payable.......................      (10)      (12)
Proceeds from borrowings under convertible promissory
 notes....................................................      --      3,741
                                                           --------   -------
        Net cash provided by financing activities.........       28     3,729
                                                           --------   -------
Net decrease in cash and cash equivalents.................  (56,718)     (151)
Cash and cash equivalents at beginning of period..........  141,777     2,090
                                                           --------   -------
Cash and cash equivalents at end of period................ $ 85,059   $ 1,939
                                                           ========   =======

            See Notes to Condensed Consolidated Financial Statements

                             COBALT NETWORKS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Results

  The interim unaudited financial information of Cobalt Networks, Inc. (the "Company") is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with the audited financial information contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. The financial information included herein has been prepared by management, without audit by independent accountants who do not express an opinion thereon, and should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The condensed consolidated balance sheet as of December 31, 1999, has been derived from, but does not include all the disclosures contained in, the audited financial statements for the year ended December 31, 1999. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

  The interim results are not necessarily indicative of the results of operations for the full fiscal year ending December 29, 2000.

2. Balance Sheet Components (in thousands):

                                                          March 31, December 31,
                                                            2000        1999
                                                          --------- ------------
   Inventories:
   Finished goods.......................................   $  668     $   517
   Raw materials........................................       14         197
                                                           ------     -------
     Total..............................................   $  682     $   714
                                                           ======     =======
   Property and equipment:
     Computer equipment.................................   $1,432     $ 1,337
     Office equipment and fixtures......................      669         619
     Leasehold improvements.............................      635         485
                                                           ------     -------
                                                            2,736       2,441
     Less: Accumulated depreciation.....................     (911)       (756)
                                                           ------     -------
                                                           $1,825     $ 1,685
                                                           ======     =======
   Accrued liabilities:
     Employee benefits..................................   $2,314     $ 1,539
     Reserve for sales returns..........................    2,663       1,817
     Warranty...........................................    1,079         885
     Other..............................................      857         370
                                                           ------     -------
                                                           $6,913     $ 4,611
                                                           ======     =======

3. Net Loss Per Share

  The Company computes net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to holders of Common Stock for the period by the weighted average number of shares of Common Stock outstanding during the period. Weighted average shares exclude shares of Common Stock subject to repurchase by the Company ("restricted shares"). Diluted net loss per share is computed by dividing the net loss available to holders of Common Stock for the period by the weighted average number of shares of Common Stock and

                             COBALT NETWORKS, INC.

Potential Common Stock outstanding during the period, if dilutive. Because the inclusion of Potential Common Stock would be anti-dilutive, diluted net loss per share is the same as basic net loss per share. Potential Common Stock includes unvested restricted shares of Common Stock and incremental shares of Common Stock issuable upon the exercise of stock options and warrants and upon conversion of Series A and B Mandatorily Redeemable Convertible Preferred Stock (with respect to the three months ended April 2, 1999).

  The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                                            March 31, April 2,
                                                              2000      1999
                                                            --------- --------
   Numerator:
     Net loss attributable to holders of Common Stock......  $(2,583) $(5,206)
                                                             =======  =======
   Denominator:
     Weighted average shares outstanding...................   28,352    4,798
     Weighted average shares of Common Stock subject to
      repurchase...........................................     (888)  (1,592)
                                                             -------  -------
     Denominator for basic and diluted calculation.........   27,464    3,206
                                                             =======  =======
     Basic and diluted net loss per share attributable to
      holders of Common Stock..............................  $ (0.09) $ (1.62)
                                                             =======  =======

  The effects of options to purchase 4,106,000 and 1,764,000 shares of Common Stock at an average exercise price of $8.50 and $0.34 per share at March 31, 2000 and April 2, 1999, respectively, and warrants to purchase 243,000 shares of Common Stock at $3.70 per share at March 31, 2000 and warrants to purchase 204,000 shares of Preferred Stock at an average exercise price of $1.24; and 7,271,000 shares of Mandatorily Redeemable Convertible Preferred Stock at April 2, 1999, have not been included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

4. New Accounting Pronouncements

  In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. The effective date of this pronouncement is the second quarter of the fiscal year beginning after December 15, 1999. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations.

  In March 2000 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
(d) the accounting for an exchange of stock compensation awards in a business combination.

  FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

                             COBALT NETWORKS, INC.

  In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effect of SFAS No. 133 until fiscal year beginning after June 15, 2000. We will adopt SFAS No. 133 in 2001. To date, we have not engaged in derivative or hedging activities. We are unable to predict the impact of adopting SFAS No 133 if we were to engage in derivative and hedging activities in the future.

5. Litigation and Other Events

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

6. Segment information

  During each period presented, the Company operated in a single business segment, primarily in the United States, Japan and Europe.

7. Comprehensive Income

   To date, the Company has not had any transactions that are required to be reported in comprehensive income (loss) as compared to its reported net loss.

8. Acquisition of Chili!Soft Inc.

  On March 22, 2000, Cobalt entered into a definitive agreement to acquire Chili!Soft, Inc., a provider of web page development technology. Cobalt will acquire all outstanding stock and assume all stock options of Chili!Soft in exchange for 1,150,000 shares of Cobalt's common stock. The transaction is expected to be accounted for as a purchase business combination and is expected to close during the three months ended June 30, 2000. In conjunction with this agreement, the Company has advanced $1.2 million to Chili!Soft, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Factors Affecting Future Operating Results" and elsewhere in this quarterly report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Factors Affecting Future Operating Results". These factors may cause our actual results to differ materially from any forward-looking statement.

Overview

  Since our inception in 1996, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. As a result, we had an accumulated deficit of $39.4 million as of March 31, 2000. We anticipate that our operating expenses will increase substantially in the future as we increase our sales and marketing operations, develop new channels, fund greater levels of research and development, broaden our technical support and improve our operational and financial systems. Accordingly, we will need to generate significant revenues to achieve profitability. In addition, our limited operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will sustain revenue growth or achieve profitability in future quarters.

  We currently derive substantially all of our net revenues from sales of a limited number of products. In the three months ended March 31, 2000 and April 2, 1999, respectively, 93% and 86% of our net revenues were derived from sales of our Cobalt Qube and Cobalt RaQ products. Although we began selling our Cobalt Cache products in 1998 and Cobalt NAS products in 1999, we expect that a substantial majority of our revenues in 2000 will continue to be generated from sales of our Cobalt Qube and Cobalt RaQ products.

  We sell our products directly through our sales force and indirectly through channel partners that include distributors, resellers and system integrators. Indirect sales are a majority of our total sales and account for substantially all of our sales outside of the United States. In the three months ended March 31, 2000 and April 2, 1999, respectively, 31% and 19% of our net revenues were from direct sales. The increase in direct sales as a percentage of net revenues is due to focused efforts by our direct sales force. Direct sales in absolute dollars rose to $3.7 million in the three months ended March 31, 2000 from $501,000 in the three months ended April 2, 1999.

  Indirect sales were 69% and 81% of our net revenues in the three months ended March 31, 2000 and April 2, 1999, respectively. In the three months ended March 31, 2000, sales to two of our distributors, Nissho Electronics and Tech Data, accounted for 15% and 11% of our net revenues, respectively. In the three months ended April 2, 1999, approximately 15% of our net revenues came from sales to Nissho Electronics. While we are seeking to diversify our customer base and expand the portion of our net revenues which is derived from sales through various channels, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of channel partners.

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

  We recorded unearned stock compensation on our balance sheet of $8.9 million in connection with stock options granted to our employees between July 1, 1998 and October 1, 1999. We are amortizing this stock compensation over the vesting period of the related options. During the three months ended March 31, 2000, we amortized $1.2 million of stock compensation. During the remainder of 2000, we expect to amortize stock compensation of:

                                                                      Expected
                                                                    Amortization
                                                                      of Stock
                                                                    Compensation
                                                                    ------------
                                                                        (in
                                                                     thousands)
   First Quarter Ended
   June 30, 2000...................................................    $1,280
   September 29, 2000..............................................    $  940
   December 29, 2000...............................................    $  690

  We then expect aggregate per quarter stock compensation amortization of between $533,000 and $318,000 during 2001, between $262,000 and $116,000 during 2002 and between $78,000 and $10,000 during 2003. The amount of stock compensation expense to be recorded in future periods could decrease in the event of the forfeiture of options for which accrued but unvested compensation has been recorded.

  Prior to April 26, 1999, our net loss attributable to holders of common stock includes accretion charges to increase over time the carrying amount of our mandatorily redeemable convertible preferred stock to the amount we would be required to pay if the preferred stock were to be redeemed. As of April 26, 1999, we ceased recording these charges because we changed the terms of the preferred stock to limit the redemption amount to its original issue price plus accrued dividends.

  We had 162 employees as of March 31, 2000, a substantial increase from 77 employees as of April 2, 1999. This rapid growth has placed significant demands on our management and operational resources. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. We could experience a decline in our revenues and operating results if:

  .  our total revenues do not increase relative to our operating expenses;

  .  our management systems do not expand to meet increasing demands;

  .  we fail to attract, assimilate and retain qualified personnel, or

  .  our management otherwise fails to manage our expansion effectively.

  Until January 1, 1999, we operated on calendar fiscal quarters and a fiscal year ended December 31. Beginning in 1999, we began to operate on thirteen week fiscal quarters ending on a Friday. Therefore, in 2000 our fiscal quarters end on March 31, June 30, September 29 and December 29.

Results of Operations--Three Months Ended March 31, 2000 and April 2, 1999

 Net Revenues

  Net revenues increased to $12.0 million in the three months ended March 31, 2000 from $2.6 million in the three months ended April 2, 1999. The 362% increase in net revenues was primarily the result of an increase in sales to new and existing customers of our Cobalt Qube and Cobalt RaQ product lines, which together represented 93% and 86% of net revenue in the three months ended March 31, 2000 and April 2, 1999, respectively. We expect that the majority of our revenues in the future may continue to be generated from sales of our Cobalt Qube and Cobalt RaQ products.

  Net revenues from sales to international customers increased to $6.2 million, or 52% of net revenues, in the three months ended March 31, 2000 from $1.5 million, or 59% of net revenues in the three months ended April 2, 1999. The increase in international revenues absolute dollars was due to expansion of our operations in Japan, Europe and other countries. One factor relating to the increase in net revenues from sales outside the United States was our introduction of various local language user interfaces including Japanese, German, French and Chinese. Our net revenues from sales outside the United States were primarily denominated in U.S. dollars. The effect of foreign exchange fluctuations did not have a significant impact on our results.

  Revenues in past periods may not be indicative of future revenues, which may be affected by those factors discussed in "Factors Affecting Future Operating Results", as well as other factors.

 Cost of Revenues and Gross Profit

  Cost of revenues includes technology license fees, manufacturing costs, manufacturing personnel expenses, packaging and shipping costs and warranty expenses. We have outsourced our manufacturing and repair operations. Accordingly, in the three months ended March 31, 2000 approximately 77% and in the three months ended April 2, 1999 approximately 56% of our cost of revenues consists of payments to our contract manufacturers. Cost of revenues increased to $6.7 million in the three months ended March 31, 2000 from $2.0 million in the three months ended April 2, 1999. The increase in cost of revenues was primarily due to increased sales volume and the introduction of new products. We believe that our cost of revenues will increase in absolute dollars in future periods but may continue to fluctuate as a percentage of net revenues due to factors including changes in product mix, and material and labor costs.

  Gross profit increased to $5.3 million in the three months ended March 31, 2000 from $632,000 in the three months ended April 2, 1999. Gross profit as a percentage of net revenues increased to 44% in the three months ended March 31, 2000 from 24% in the three months ended April 2, 1999. The increase in gross profit was primarily due to increased sales volume and the introduction of new products. We believe that the rate of growth of the increase in gross profit will not be sustainable in future quarters.

 Research and Development

  Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development including the development of application and server management software, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. We expense all of our research and development costs as they are incurred. Research and development expenses increased to $1.6 million in the three months ended March 31, 2000 from $1.4 million in the three months ended April 2, 1999. The increase resulted from the hiring of additional research and development personnel. As net revenues increased, research and development expenses declined as a percentage of net revenues to 14% in the three months ended March 31, 2000 from 53% in the three months ended April 2, 1999. We believe that a significant level of investment in product research and development is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to product research and development such that research and development expenses will increase in absolute dollars but may continue to fluctuate as a percentage of net revenues.

 Sales and Marketing

  Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses increased to $5.2 million in the three months ended March 31, 2000 from $2.8 million in the three months ended April 2, 1999. The increase in sales and marketing expenses was due to the expansion of our sales and marketing efforts, our branding campaign, advertising and tradeshows, and the hiring of additional sales and marketing personnel. As net revenues increased, sales and marketing expenses declined as a percentage of net revenues to 43% in the three months ended March 31, 2000 from 105% in the three months ended April 2, 1999. We intend to expand our sales and marketing operations and efforts substantially, both domestically and internationally, in order to increase market awareness and to generate sales of our products. Accordingly, we expect our sales and marketing expenses to increase in absolute dollars but may continue to fluctuate as a percentage of net revenues.

 General and Administrative

  General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities and human resources personnel, recruiting expenses, professional fees and costs associated with expanding our information systems. General and administrative expenses increased to $1.6 million in the three months ended March 31, 2000 from $621,000 in the three months ended April 2, 1999. The increase was due to hiring of additional administrative personnel and increased rent. As net revenues increased, general and administrative expenses declined as a percentage of net revenues to 13% in the three months ended March 31, 2000 from 24% in the three months ended April 2, 1999. We expect these expenses to increase in absolute dollars but may continue to fluctuate as a percentage of net revenues as we add personnel and incur additional costs related to the growth of our business, expansion of our information infrastructure and our operation as a public company.

 Amortization of Stock Compensation

  In connection with the grant of stock options to employees for the period from July 1, 1998 to October 1, 1999, we recorded unearned stock compensation within stockholders' equity of approximately $8.9 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. We recorded $1.2 million of stock compensation amortization during the three months ended March 31, 2000 and $140,000 of stock compensation amortization in the three months ended April 2, 1999. The amount of stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. During the three months ended March 31, 2000, no unearned stock compensation costs were reversed upon the cancellation of options.

 Interest Income (Expense), Net

  Interest income (expense), net includes income from our cash investments net of expenses related to our debt and lease financing obligations. We had net interest income of $1.8 million in the three months ended March 31, 2000 and net interest expense of $128,000 in the three months ended April 2, 1999. The growth in net interest income from the three months ended March 31, 2000 was primarily due to an increase in interest income earned on proceeds from our initial public offering of common stock.

 Liquidity and Capital Resources

  Since inception, we have financed our operations primarily through private sales of mandatorily redeemable convertible preferred stock, proceeds from our initial public offering of common stock, the issuance of convertible notes, equipment financings and net revenues generated from product sales. As of March 31, 2000, we had cash and cash equivalents of $85.0 million, short-term investments of $50.2 million, an accumulated deficit of $39.4 million and working capital of $127.6 million.

  Our operating activities used cash of $5.0 million in the three months ended March 31, 2000 and $3.7 million in the three months ended April 2, 1999. Cash used in operating activities during the three months ended March 31, 2000 was attributable to a net loss of $2.6 million, and increases in accounts receivable of $1.0 million and a decrease in accounts payable of $5.3 million, but was offset in part by increases in accrued liabilities of $2.3 million, deferred margin on distributor inventory of $208,000, depreciation, amortization of stock compensation and other non-cash expenses aggregating $1.4 million. Cash used in operating activities for the three months ended April 2, 1999 was primarily attributable to net losses of $4.4 million. In the three months ended April 2, 1999, cash used in operating activities was also attributable to increases in accounts receivable, inventories and accounts payable of $236,000, $78,000 and 178,000, respectively, offset in part by increases in accrued expenses of $717,000.

  Our investing activities used cash of $51.7 million in the three months ended March 31, 2000 and $184,000 in the three months ended April 2, 1999. Cash used in investing activities for the three months ended March 31, 2000 was primarily attributable to purchases of short-term investments and advances to Chili!Soft, Inc. for working capital. The decreases in the three months ended April 2, 1999 reflect purchases of computer equipment and other fixed assets.

  Our financing activities provided cash of $28,000 in the three months ended March 31, 2000 and $3.7 million in the three months ended April 2, 1999. The increases in the three months ended March 31, 2000 resulted primarily from the net proceeds from the issuances of common stock to our employees upon the exercise of stock options. The increases in the three months ended April 2, 1999 resulted from the proceeds from the issuance of convertible notes.

  From inception, we have made capital expenditures of $3.2 million to support our research and development, sales and marketing and administrative activities. We expect to have capital expenditures of approximately $1.8 million for the next twelve months. We also anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support expansion of our sales and marketing and research and development activities.

  In September 1998, we entered into an equipment lease financing agreement with available borrowings of up to $1.0 million at an interest rate of 10.95% per annum secured by our equipment, machinery and fixtures. We are required to repay advances under the line in 34 equal installments. As of March 31, 2000 and April 2, 1999, respectively, we had outstanding borrowings of $74,000 and $114,000 under this lease line.

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

Recent Accounting Pronouncements

  In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. The effective date of this pronouncement is the second quarter of the fiscal year beginning after December 15, 1999. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations.

  In March 2000 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualified as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
(d) the accounting for an exchange of stock compensation awards in a business combination.

  FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effect of SFAS No. 133 until fiscal year beginning after June 15, 2000. We will adopt SFAS No. 133 in 2001. To date, we have not engaged in derivative or hedging activities. We are unable to predict the impact of adopting SFAS No 133 if we were to engage in derivative and hedging activities in the future.

Factors That May Affect Future Operating Results

 We only began selling our products in March of 1998 and, as a result, you may have difficulty evaluating our business and operating results.

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

  Since our inception, we have incurred significant net losses including net losses of $2.6 million in the three months ended March 31, 2000 and $5.2 million in the three months ended April 2, 1999. In addition, we had an accumulated deficit of $39.4 million as of March 31, 2000.

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

  Although our revenues grew rapidly in the three months ended March 31, 2000 and April 2, 1999, we do not believe that we will maintain this rate of revenue growth because we started from a small base of revenue, and it is difficult to maintain high percentage increases over a larger revenue base. In addition, growing competition, the incremental manner in which customers implement server appliances and our inexperience in selling our products to small- to medium-sized organizations could also affect our revenue growth. Any significant decrease in our rate of revenue growth would likely result in a decrease in our stock price.

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

  In addition, we expect to experience seasonality in the sales of our products. For example, we expect that sales may decline during summer months, particularly in Asian and European markets. We generally anticipate sales to be lower in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results. It is difficult for us to evaluate the degree to which this seasonality may affect our business because our growth may have largely overshadowed this seasonality in recent periods.

 We have relied and expect to continue to rely on sales of our Cobalt Qube and Cobalt RaQ products for our revenues, and a decline in sales of these products could cause our revenues to fall.

  Historically, we have derived substantially all of our revenues from sales of our Cobalt Qube and Cobalt RaQ products. During the three months ended March 31, 2000 and April 2, 1999, sales of Cobalt Qube and Cobalt RaQ products accounted for approximately 93% and 86% of our total revenues. We expect that these products will continue to account for a large portion of our total revenues for at least the next two fiscal years. Any factors adversely affecting the pricing of or demand for our Cobalt Qube and Cobalt RaQ products, including competition or technological change, could cause our revenues to decline and our business to suffer. Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

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

  Our Cobalt RaQ products are used primarily by web hosting and application service providers. Recently, consolidation has begun to occur in the web hosting and application service provider market, and many large web hosting and application service providers are acquiring the smaller and the regional companies. For example, Verio, Inc. acquired our customer, DigitalNATION in 1999. Large web hosting and application service providers that provide hosting services may not be as receptive to our products, because their buying programs are more likely to be based on established, proprietary operating systems and general purpose servers. In addition, we expect that internet service providers that specialize in providing internet access and non-hosting services to consumers will not be substantial purchasers of our products.

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

  We rely on our channel partners who are distributors, such as Ingram Micro, Merisel and Tech Data, resellers and system integrators to sell a majority of our products in the United States. A substantial majority of our sales outside of the United States are through other channel partners, and we rely on Nissho Electronics to sell a majority of our products in Japan. Sales to distributors accounted for 69% of our net revenues in the three months ended March 31, 2000 and 81% of our net revenues in the three months ended April 2, 1999. If we fail to sell our products through our existing channel partners, we would experience a material decline in revenues. Even if we are successful in selling our products through new channel partners, the rate of growth of our net revenues could be materially and adversely affected if our existing channel partners do not continue to sell a substantial number of our products. We cannot be certain that we will be able to attract channel partners that market our products effectively or provide timely and cost-effective customer support and service. None of our current channel partners are obligated to continue selling our products. We cannot be certain that any channel partner will continue to represent our products or that our channel partners will devote a sufficient amount of effort and resources to selling our products in their territories.

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

  We must expand the number of channel partners who sell our products or our direct international sales presence to significantly increase our international sales. We may incur higher personnel costs by hiring direct sales staff that may not result in an increase in our revenues. We may not realize corresponding increases in operating margins from increases in international sales, due to the higher costs of these sales. Our sales outside of the United States represented 52% of our total revenues in the three months ended March 31, 2000 and 59% of our total revenues in the three months ended April 2, 1999. To date, we have relied primarily on international channel partners and have only recently begun to employ direct sales staff outside of the United States. Even if we are able to successfully expand our direct and indirect international selling efforts, we cannot be certain that we will be able to create or increase international market demand for our products.

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

  Compaq, Dell, Gateway, Hewlett-Packard, IBM, Sun Microsystems, VA Linux, and other server manufacturers may not only develop their own server appliance solutions, but they may also acquire or establish cooperative relationships with our other current competitors, including smaller private companies. Because general purpose server manufacturers have significant financial and organizational resources available, they may be able to quickly penetrate the server appliance market by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the server appliance industry will continue to consolidate. For example, Whistle Communications was acquired by IBM. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

  We continue to increase the scope of our operations and have grown our headcount substantially. As of March 31, 2000 we had a total of 162 employees, and as of April 2, 1999, we had a total of 77 employees. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively. We also cannot be sure that our revenues will continue to grow at a sufficient rate to absorb the costs associated with a larger overall headcount, as well as recruiting-related expenses.

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

  Customers outside of the United States accounted for $6.2 million of our net revenues in the three months ended March 31, 2000 and $1.5 million of our net revenues in the three months ended April 2, 1999. Although international sales represented a majority of our sales in the three months ended March 31, 2000, the absolute dollar amount of our international sales was relatively small and must grow substantially in order for us to achieve and maintain profitability. We plan to increase our international sales activities, but we have limited experience in developing foreign language translations of our products and little direct experience marketing and distributing our products internationally.

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

  We are not aware of any Year 2000 related problems with its internal computer and electronics related systems on or since January 1 of this year, but Year 2000 related problems in installed equipment could potentially still transpire. We are unable to predict to what extent our core business functions may be affected if our internal systems or software experience a material Year 2000 failure.

  In December 1999, we learned that Year 2000 errors existed in the InfoPlace Document Organizer, a third-party program included under license in the standard software configuration of the Cobalt Qube 2 product. InfoPlace developed a patch to resolve the problem, which we provide to users from our website at no cost. This patch enables the InfoPlace Document Organizer to display dates correctly after January 1, 2000. It also fixes the

"Find Document" interface to allow searches with the year specified as "00." We notified user groups for our product of the error and the patch via electronic mail in December. Since December 1999, the software correction has been part of the standard software configuration of the Cobalt Qube 2.

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

  The securities markets have experienced significant price and volume fluctuations in the past and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common stock could decrease significantly. The market price of our common stock ranged from a low of $22 to a high of $172 during the period from November 5, 1999 to March 31, 2000. Investors may be unable to resell their shares of our common stock for a profit. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

  As of March 31, 2000, we had short-term investments of $50.2 million. These short-term investments consist of highly liquid investments with original maturities at the date of purchase between three and nine months. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  With respect to the requirements of Item 701(f) of Regulation S-K regarding the reporting of use of proceeds, pursuant to the information required to be reported by Item 701(f)(4)(viii), Cobalt used net proceeds in the amounts noted for the stated purposes since its December 31, 1999 Annual Report on Form 10-K: purchase and installation of machinery and equipment--$320,000 and working capital--$127.6 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits:

  27.1 Financial Data Schedule.

  (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the three months ended March 31, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COBALT NETWORKS, INC.

Date May 12, 2000
                                           /s/ Stephen W. DeWitt
                                          _____________________________________
                                          Stephen W. DeWitt
                                          President and Chief Executive
                                           Officer
                                          (Principal Executive Officer)

                                           /s/ Kenton D. Chow
                                          _____________________________________
                                          Kenton D. Chow
                                          Vice President of Finance and Chief
                                          Financial Officer (Principal
                                          Financial and Accounting Officer)