Form 10-Q
period 2000-06-30
COBALT NETWORKS INC
filed 2000-08-14
CIK 1053355

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
   EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
   EXCHANGE ACT OF 1934

   For the transition period from       to

                       Commission file number: 000-24360

                               ----------------

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of June 30, 2000, 29,561,000 shares of common stock of the Registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             COBALT NETWORKS, INC.

PART I--FINANCIAL INFORMATION..............................................   3

  ITEM 1. FINANCIAL STATEMENTS (unaudited).................................   3

    CONDENSED CONSOLIDATED BALANCE SHEET...................................   3

    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS.........................   4

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS.........................   5

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...................   6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS...................................................  12

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......  30

PART II--OTHER INFORMATION.................................................  31

  ITEM 1. LEGAL PROCEEDINGS................................................  31

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................  31

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................  31

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                  (unaudited)

                                                          June 30,  December 31,
                                                            2000      1999(1)
                                                          --------  ------------
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $ 80,945    $141,777
  Short-term investments.................................   50,943         --
  Accounts receivable, net of allowance..................    9,015       5,846
  Inventories............................................      318         714
  Other current assets...................................    2,318       1,835
                                                          --------    --------
    Total current assets.................................  143,539     150,172
Property and equipment, net..............................    2,732       1,685
Long-term investments....................................    3,200         --
Goodwill and intangible assets...........................   75,833         --
                                                          --------    --------
    Total assets......................................... $225,304    $151,857
                                                          ========    ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, current................................. $     46    $     44
  Accounts payable.......................................   13,439      15,101
  Accrued liabilities....................................    9,561       4,611
  Deferred margin on distributor inventory...............    1,951       1,305
                                                          --------    --------
    Total current liabilities............................   24,997      21,061
Notes payable............................................       17          40
                                                          --------    --------
    Total liabilities....................................   25,014      21,101
                                                          --------    --------
Stockholders' equity:
  Preferred Stock........................................      --          --
  Common Stock...........................................       30          28
  Additional paid-in capital.............................  250,127     174,462
  Unearned stock compensation............................   (4,011)     (6,444)
  Notes receivable from stockholders.....................     (412)       (450)
  Accumulated deficit....................................  (45,444)    (36,840)
                                                          --------    --------
    Total stockholders' equity...........................  200,290     130,756
                                                          --------    --------
    Total liabilities and stockholders' equity........... $225,304    $151,857
                                                          ========    ========

--------
(1) The information in this column was derived from the Company's audited financial statements for the year ended December 31, 1999.

            See Notes to Condensed Consolidated Financial Statements

                             COBALT NETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                     Three months ended     Six months ended
                                     ---------------------  -----------------
                                     June 30,    July 2,    June 30,  July 2,
                                       2000        1999       2000     1999
                                     ---------   ---------  --------  -------
Net revenues........................ $  16,242   $   5,029  $ 28,275  $ 7,663
Cost of revenues....................     8,577       3,154    15,293    5,156
                                     ---------   ---------  --------  -------
    Gross profit....................     7,665       1,875    12,982    2,507
                                     ---------   ---------  --------  -------
Operating expenses:
  Research and development..........     2,383       1,374     4,013    2,771
  Sales and marketing...............     6,373       3,520    11,595    6,273
  General and administrative........     2,031         833     3,609    1,454
  Amortization of stock
   compensation.....................     1,198         113     2,433      253
  Amortization of goodwill and other
   intangible assets................     2,764         --      2,764      --
  In-process research and
   development......................       830         --        830      --
                                     ---------   ---------  --------  -------
    Total operating expenses........    15,579       5,840    25,244   10,751
                                     ---------   ---------  --------  -------
Loss from operations................    (7,914)     (3,965)  (12,262)  (8,244)
Interest income (expense), net......     1,893         128     3,658      --
                                     ---------   ---------  --------  -------
Net loss............................    (6,021)     (3,837)   (8,604)  (8,244)
Accretion of preferred stock to
 redemption value...................       --         (392)      --    (1,191)
                                     ---------   ---------  --------  -------
Net loss attributable to holders of
 common stock....................... $  (6,021)  $  (4,229) $ (8,604) $(9,435)
                                     =========   =========  ========  =======
Net loss attributable to holders of
 common stock per share:
  Basic and diluted................. $    (.21)  $   (1.22) $   (.31) $ (2.83)
                                     =========   =========  ========  =======
Basic and diluted weighted average
 shares outstanding.................    28,109       3,471    27,787    3,338
                                     =========   =========  ========  =======



            See Notes to Condensed Consolidated Financial Statements

                             COBALT NETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                            Six months ended
                                                            -----------------
                                                            June 30,  July 2,
                                                              2000     1999
                                                            --------  -------
Cash flows from operating activities:
Net loss................................................... $(8,604)  $(8,244)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation.............................................     419       369
  Purchase of in-process research and development..........     830       --
  Amortization of goodwill and other intangible assets.....   2,764       --
  Amortization of stock compensation.......................   2,433       253
  Non-cash interest (income) expense.......................     (12)      130
  Changes in assets and liabilities:
    Accounts receivable....................................  (2,864)   (2,630)
    Inventories............................................     396      (505)
    Other current assets...................................    (223)     (227)
    Accounts payable.......................................  (2,781)    1,324
    Accrued liabilities....................................   3,569     1,648
    Deferred margin on distributor inventory...............     646       423
                                                            -------   -------
      Net cash used in operating activities................ (3,427)    (7,459)
                                                            -------   -------
Cash flows used in investing activities:
Acquisition of property and equipment......................  (1,158)     (428)
Acquisition of Chili!Soft, Inc. (net of cash acquired).....  (2,263)      --
Purchases of long-term investments.........................  (3,200)      --
Purchases of short-term investments........................ (50,943)      --
                                                            -------   -------
      Net cash used in investing activities................ (57,564)     (428)
                                                            -------   -------
Cash flows from financing activities:
Proceeds from issuance of Mandatorily Redeemable
 Convertible Preferred Stock, net..........................     --     29,583
Proceeds from exercise of stock options, net...............     130         8
Principal payments on line of credit.......................     --       (600)
Principal payments on notes payable........................     (21)      (18)
Proceeds from loan to shareholder..........................      50       --
Proceeds from borrowings under convertible promissory
 notes.....................................................     --      4,250
                                                            -------   -------
      Net cash provided by financing activities............     159    33,223
                                                            -------   -------
Net increase (decrease) in cash and cash equivalents....... (60,832)   25,336
Cash and cash equivalents at beginning of period........... 141,777     2,090
                                                            -------   -------
Cash and cash equivalents at end of period................. $80,945   $27,426
                                                            =======   =======


            See Notes to Condensed Consolidated Financial Statements

                             COBALT NETWORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Results

   The interim unaudited financial information of Cobalt Networks, Inc. (the "Company") is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with the audited financial information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000. The financial information included herein has been prepared by management, without audit by independent accountants who do not express an opinion thereon, and should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The condensed consolidated balance sheet as of December 31, 1999, has been derived from, but does not include all the disclosures contained in, the audited financial statements for the year ended December 31, 1999. The information furnished includes all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

   The interim results are not necessarily indicative of the results of operations for the full year ending December 29, 2000.

2. Reclassifications

   Certain prior period amounts have been reclassified to the current period presentation.

3. Long-term investments

   The Company has an investment in a private company. This investment is included in "Long-term investments" in the Company's balance sheet and is carried at cost. The Company monitors this investment for impairment and makes appropriate reductions in carrying value when necessary.

                             COBALT NETWORKS, INC.

4. Balance Sheet Components (in thousands):

                                                          June 30,  December 31,
                                                            2000        1999
                                                          --------  ------------
   Inventories:
     Finished goods...................................... $   230      $  517
     Raw materials.......................................      88         197
                                                          -------      ------
       Total............................................. $   318      $  714
                                                          =======      ======

   Property and equipment:
     Computer equipment.................................. $ 2,173      $1,337
     Office equipment and fixtures.......................   1,048         619
     Leasehold improvements..............................     971         485
                                                          -------      ------
                                                            4,192       2,441
     Less: Accumulated depreciation......................  (1,460)       (756)
                                                          -------      ------
                                                          $ 2,732      $1,685
                                                          =======      ======

   Accrued liabilities:
     Employee benefits................................... $ 3,633      $1,539
     Reserve for sales returns...........................   2,453       1,817
     Warranty............................................   1,314         885
     Other...............................................   2,161         370
                                                          -------      ------
                                                          $ 9,561      $4,611
                                                          =======      ======

5. Acquisition of Chili!Soft, Inc.

   Effective May 23, 2000, the Company acquired Chili!Soft, Inc. ("Chili!Soft") a provider of software solutions for platform-independent Active Server Pages
(ASP) ("the Acquisition"). An aggregate of approximately 1,150,000 shares of Cobalt Common Stock were issuable pursuant to the Acquisition, including options to purchase approximately 226,000 shares of Cobalt Common Stock issuable in connection with the exercise of options to purchase Chili!Soft Common Stock that Cobalt assumed in connection with the Acquisition.

   The Company accounted for the Acquisition as a purchase business combination. The consolidated financial statements include the results of operations of Chili!Soft commencing on May 24, 2000. The total purchase price has been calculated as follows (in thousands):


     Market value of 924,000 shares of common stock issued............. $60,112
     Fair value of options assumed.....................................  14,647
     Cash advances to acquisition prior to May 23, 2000................   2,350
     Direct acquisition costs..........................................   1,232
                                                                        -------
       Total purchase price............................................ $78,341
                                                                        =======

   The total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined using a combination of methods, including estimates based on risk-based or risk-adjusted

                             COBALT NETWORKS, INC.

income approach for acquired in-process research and development, completed technology and non-compete agreement, and on a cost replacement approach for acquired work force. This valuation was determined by an independent appraiser.

   The allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows (in thousands):

     Developed technology.............................................. $ 1,790
     In-process research and development...............................     830
     Non-compete agreement.............................................   2,250
     Workforce.........................................................   2,210
     Goodwill..........................................................  72,347
     Net liabilities assumed...........................................  (1,086)
                                                                        -------
       Total purchase price............................................ $78,341
                                                                        =======

   Amounts allocated to the non-compete agreements and workforce are being amortized over their estimated useful lives of 3 and 2 years, respectively. Amounts allocated to existing technology and goodwill are being amortized over their estimated useful lives of 3 years.

   In addition, the Company recorded a $830,000 charge for in-process research and development related to in-process technology for projects that, as of the date of the acquisition, had not yet reached technological feasibility and had no alternative future use. The value of these projects was determined by estimating the resulting net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to core technology and the percentage completion of the project. The resulting cash flows were then discounted back to their present value at appropriate discount rates. Cash flows related to the in-process research and development were discounted at 30%.

   The in-process research and development relates to the development of ChililSoft's Active Server Pages which were under development as of the acquisition date. Research and development costs to bring the products from the acquired company to technological feasibility are estimated to total approximately $1.0 million. The Company anticipates the development will be completed between nine and fifteen months.

   Developed technology is technology that is being used in existing products of the business and is distinguished from in process technology because it has achieved technological feasibility. Core technology represents fundamental technology and advances that are the basis for the Company's developed and in-process products. New and in-process products may leverage core technology to different degrees depending on the extent of incorporation of new, previously undeveloped technologies.

   The nature of the efforts to develop the purchased in-process research and development into commercially viable products principally relates to the completion of all planning, designing, prototyping and testing activities that are necessary to establish that the product can be produced to meet its design specification, features and technical performance requirements. The resulting net cash flows from such products are based on estimates of revenue, cost of revenue, research and development costs, sales and marketing costs, and income taxes from such projects.

   It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of the Company's control such as a change in the market for the resulting developed products. In addition, at such time that the project is completed it is reasonably possible that the completed product does not receive market acceptance or that we are unable to produce and market the product cost effectively.

                             COBALT NETWORKS, INC.

   The following unaudited pro forma net revenues, net loss and net loss per share data for the six months ended June 30, 2000 and 1999 are based on the respective historical financial statements of the Company and Chili!Soft. The pro forma data reflects the consolidated results of operations as if the Acquisition with Chili!Soft occurred at the beginning of each of the periods indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

                                                            Six Months Ended
                                                            ------------------
                                                            June 30,  July 2,
                                                              2000      1999
                                                            --------  --------
   Pro forma net revenue..................................  $ 28,818  $  8,236
   Pro forma loss from operations.........................  $(24,006) $(23,739)
   Pro forma net loss attributable to holders of common
    stock.................................................  $(20,379) $(24,922)
   Pro forma basic and diluted net loss per share
    attributable to holders of common stock...............  $   (.72) $  (5.85)
   Pro forma shares used in basic and diluted net loss per
    share calculation.....................................    28,335     4,262

6. Net Loss Per Share

   The Company computes net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to holders of Common Stock for the period by the weighted average number of shares of Common Stock outstanding during the period. Weighted average shares exclude shares of Common Stock subject to repurchase by the Company ("restricted shares"). Diluted net loss per share is computed by dividing the net loss available to holders of Common Stock for the period by the weighted average number of shares of Common Stock and Potential Common Stock outstanding during the period, if dilutive. Because the inclusion of Potential Common Stock would be anti-dilutive, diluted net loss per share is the same as basic net loss per share. Potential Common Stock includes unvested restricted shares of Common Stock and incremental shares of Common Stock issuable upon the exercise of stock options and warrants and upon conversion of Series A and B Mandatorily Redeemable Convertible Preferred Stock (with respect to the three and six months ended July 2, 1999).

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                        Three Months Ended     Six Months Ended
                                        ---------------------  -----------------
                                        June 30,    July 2,    June 30,  July 2,
                                          2000        1999       2000     1999
                                        ---------   ---------  --------  -------
Numerator:
  Net loss attributable to holders of
   Common Stock........................ $  (6,021)  $  (4,229) $(8,604)  $(9,435)
                                        =========   =========  =======   =======
Denominator:
  Weighted average shares outstanding..    28,826       4,867   28,589     4,834
  Weighted average shares of Common
   Stock subject to repurchase.........      (717)     (1,396)    (802)   (1,496)
                                        ---------   ---------  -------   -------
  Denominator for basic and diluted
   calculation.........................    28,109       3,471   27,787     3,338
                                        =========   =========  =======   =======
  Basic and diluted net loss per share
   attributable to holders of Common
   Stock............................... $    (.21)  $   (1.22) $  (.31)  $ (2.83)
                                        =========   =========  =======   =======

                             COBALT NETWORKS, INC.

   The effects of options to purchase 5,500,085 and 2,145,000 shares of Common Stock at an average exercise price of $14.33 and $0.69 per share at June 30, 2000 and July 2, 1999, respectively, warrants to purchase 243,000 shares of Common Stock at $3.70 per share at June 30, 2000 and warrants to purchase 283,000 shares of Preferred Stock at an average exercise price of $1.93 at July 2, 1999; and 17,085,000 shares of Mandatorily Redeemable Convertible Preferred Stock at July 2, 1999, have not been included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

7. New Accounting Pronouncements

   In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations.

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

   FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1999 or January 12, 2000. The adoption of certain other provisions of FIN 44 did not have a material effect on the financial position or results of the Company. We do not expect that the adoption of the remaining provisions will have a material effect on the financial position or results of operations .

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

8. Litigation and Other Events

   In June 2000, the Company filed suit against NetMachines, Inc. claiming that the use of the RedRak for its server products constitutes trademark infringement of the Company's registered RaQ trademark for computer hardware products, which includes servers. The Company intends to pursue this matter vigorously but is unable to provide an evaluation of the probability of a favorable or unfavorable outcome. We believe, based on currently available information, the resolution of this matter will not have a material effect on our financial position, results of operations or cash flows.

9. Segment information

   During each period presented, the Company operated in a single business segment, primarily in the United States, Japan and Europe.

                             COBALT NETWORKS, INC.

10. Comprehensive Income

   To date, the Company has not had any transactions that are required to be reported in comprehensive income (loss) as compared to its reported net loss.

11. Acquisition of Progressive Systems, Inc.

   On June 30, 2000, Cobalt entered into a definitive agreement to acquire Progessive Systems, Inc., a privately held company that makes network firewall solutions and appliances. Cobalt has agreed to acquire all outstanding stock and rights to acquire capital stock of Progressive Systems, Inc. in exchange for a combination of Cobalt common stock and cash totaling $11.0 million. The transaction is expected to be accounted for as a purchase business combination and is expected to close during the three months ended September 29, 2000.

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

Overview

   Since our inception in 1996, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. As a result, we had an accumulated deficit of $45.4 million as of June 30, 2000. We anticipate that our operating expenses will increase substantially in the future as we increase our sales and marketing operations, develop new channels, fund greater levels of research and development, broaden our technical support and improve our operational and financial systems. Accordingly, we will need to generate significant revenues to achieve profitability. In addition, our limited operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will sustain revenue growth or achieve profitability in future quarters.

   We currently derive substantially all of our net revenues from sales of a limited number of products. In the three months ended June 30, 2000 and July 2, 1999, respectively, 90% and 83% of our net revenues were derived from sales of our Cobalt Qube and Cobalt RaQ products. Although we began selling our Cobalt Cache products in 1998 and Cobalt NAS products in 1999, we expect that a substantial majority of our revenues in 2000 will continue to be generated from sales of our Cobalt Qube and Cobalt RaQ products.

   We sell our products directly through our sales force and indirectly through channel partners that include distributors, resellers and system integrators. Indirect sales are a majority of our total sales and account for substantially all of our sales outside of the United States. In the three months ended June 30, 2000 and July 2, 1999, respectively, 42% and 12% of our net revenues were from direct sales. The increase in direct sales as a percentage of net revenues is due to focused efforts by our direct sales force. Direct sales in absolute dollars rose to $6.8 million in the three months ended June 30, 2000 from $603,000 in the three months ended July 2, 1999.

   Indirect sales were 58% and 88% of our net revenues in the three months ended June 30, 2000 and July 2, 1999, respectively. In the three months ended June 30, 2000, sales to two of our distributors, Nissho Electronics and Tech Data, each accounted for 10% of our net revenues. In the three months ended July 2, 1999, approximately 12% of our net revenues came from sales to Nissho Electronics. While we are seeking to diversify our customer base and expand the portion of our net revenues which is derived from sales through various channels, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of channel partners.

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

   We recorded unearned stock compensation on our balance sheet of $8.9 million in connection with stock options granted to our employees between July 1, 1998 and October 1, 1999. We are amortizing this stock compensation over the vesting period of the related options. During the six months ended June 30, 2000, we amortized $2.4 million of stock compensation. During the remainder of 2000, we expect to amortize stock compensation of:

                                                                      Expected
                                                                    Amortization
                                                                      of Stock
                                                                    Compensation
                                                                    ------------
                                                                        (in
                                                                     thousands)
     Quarter Ended
     September 29, 2000............................................     $861
     December 29, 2000.............................................     $623

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

   We had 226 employees as of June 30, 2000, a substantial increase from 101 employees as of July 2, 1999. This rapid growth has placed significant demands on our management and operational resources. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. We could experience a decline in our revenues and operating results if:

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

Results of Operations--Three and Six Months Ended June 30, 2000 and July 2,
1999

 Net Revenues

   Net revenues for the three months ended June 30, 2000 were $16.2 million, an increase of $11.2 million, or 223% as compared to the same period of 1999. For the six months ended June 30, 2000, total net revenues were $28.3 million, an increase of 269% over the $7.7 million in the comparable period of 1999. These increases were primarily the result of an increase in sales to new and existing customers of our Cobalt Qube and Cobalt RaQ product lines. We expect that the majority of our revenues in the future may continue to be generated from sales of our Cobalt Qube and Cobalt RaQ products.

   Net revenues from sales to international customers increased to $7.1 million, or 44% of net revenues, in the three months ended June 30, 2000 from $2.8 million, or 55% of net revenues in the three months ended July 2, 1999. For the six months ended June 30, 2000 and July 2, 1999, international net revenues accounted for 47% and 57%, respectively. The increase in absolute dollars of international revenues was due to the expansion of our operations in Japan, Europe and other countries. One factor relating to the increase in net revenues from sales outside the United States was our introduction of various local language user interfaces including Japanese, German, French and Chinese. Our net revenues from sales outside the United States were primarily valued in U.S. dollars. The effect of foreign exchange fluctuations did not have a significant impact on our results.

 Cost of Revenues and Gross Profit

   Cost of revenues includes technology license fees, manufacturing costs, manufacturing personnel expenses, packaging and shipping costs and warranty expenses. We have outsourced our manufacturing and repair operations. Accordingly, in the three months ended June 30, 2000 approximately 68% and in the three months ended July 2, 1999 approximately 83% of our cost of revenues consisted of payments to our contract manufacturers. The cost of revenues as a percentage of net revenues for the three months ended June 30, 2000 and July 2, 1999 were 53% and 63%, respectively. For the six months ended June 30, 2000 and July 2, 1999, the cost of net revenues as a percentage of net revenues were 54% and 67%, respectively. The decrease in cost as a percentage of net revenues is attributable to the continued focus on our manufacturing operations and economies of scale.

   Gross profit for the three months ended June 30, 2000 were $7.7 million, an increase of $5.8 million, or 309%, as compared to the $1.9 million in the same period of 1999. Gross profit as a percentage of net revenues for the three months ended June 30, 2000 and 1999 were 47% and 37%, respectively. Gross profit for the six months ended June 30, 2000 were $13.0 million, an increase of $10.5 million or 18%, as compared to the $2.5 million in the same period of 1999. Gross profit as a percentage of net revenues for the six months ended June 30, 2000 and July 2, 1999 were 46% and 33%, respectively. The increase in gross profit was primarily due to increased sales volume and the introduction of new products. We believe that the rate of growth of the increase in gross profit will not be sustainable in future quarters.

 Research and Development

   Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development including the development of application and server management software, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. Due to the quick turn around time of new product introduction, we expense all research and development costs as they are incurred. Research and development expenses increased to $2.4 million in the three months ended June 30, 2000 from $1.4 million in the three months ended July 2, 1999. For the six months ended June 30, 2000, research and development expenses were $4.0 million, an increase of 45% over the $2.8 million in the comparable period of 1999. The increase resulted from hiring additional research and development personnel. We believe that a significant level of investment in product research and development is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to product research and development such that research and development expenses will increase in absolute dollars but may continue to fluctuate as a percentage of net revenues.

 Sales and Marketing

   Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses increased to $6.4 million in the three months ended June 30, 2000 from $3.5 million in the three months ended July 2, 1999. For the six months ended June 30, 2000, sales and marketing expenses were $11.6 million, an increase of 85% over the $6.3 million in the comparable period of 1999. The increase in sales and marketing expenses was due to the expansion of our sales and marketing efforts, our branding campaign, advertising and tradeshows, and hiring additional sales and marketing personnel. We intend to expand our sales and marketing operations and efforts substantially, both domestically and internationally, in order to increase market awareness and to generate sales of our products. Accordingly, we expect our sales and marketing expenses to increase in absolute dollars but may continue to fluctuate as a percentage of net revenues.

 General and Administrative

   General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities and human resources personnel, recruiting expenses, professional fees and costs associated with expanding our information systems. General and administrative expenses increased to $2.0 million in the three months ended June 30, 2000 from $833,000 in the three months ended July 2, 1999. For the six months ended June 30, 2000, general and administrative expenses were $3.6 million, an increase of 148% over the $1.5 million in the comparable period of 1999. The increase was due to hiring additional administrative personnel and increased costs associated with the expansion of our facilities and information infrastructure. We expect these expenses to increase in absolute dollars but may continue to fluctuate as a percentage of net revenues as we add personnel and incur additional costs related to the growth of our business and the expansion of our information infrastructure.

 Amortization of Stock Compensation

   In connection with the grant of stock options to employees for the period from July 1, 1998 to October 1, 1999, we recorded unearned stock compensation within stockholders' equity of approximately $8.9 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. We recorded $1.2 million of stock compensation amortization during the three months ended June 30, 2000 and $113,000 of stock compensation amortization in the three months ended July 2, 1999. For the six months ended June 30, 2000, we recorded $2.4 million of stock compensation amortization and $253,000 in the comparable period of 1999. The amount of stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. During the three months ended June 30, 2000, no unearned stock compensation costs were reversed upon the cancellation of options.

 Amortization of Goodwill and Other Intangible Assets

   In the three and six months ended June 30, 2000, we recorded $2.8 million for the amortization of goodwill and intangibles related to the acquisition of Chili!Soft. The details for the basis and expected amortization period are specified in Note 3 to the financial statements.

 In-Process Research and Development

   In the three and six months ended June 30, 2000, we charged a total of $830,000 for in-process research and development. This research and development was acquired as part of the acquisition of Chili!Soft. The amount allocated to in-process research and development was determined through established valuation techniques as detailed in Note 3 to the financial statements.

   The development of this technology may fail because of prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside our control such as changes in the market for the resulting developed products. In addition, at such time that the project is completed, the completed products may not receive market acceptance or we may be unable to produce and market the products cost effectively.

 Interest Income (Expense), Net

   Interest income (expense), net includes income from our cash investments net of expenses related to our debt and lease financing obligations. We had net interest income of $1.9 million and $128,000 in the three months ended June 30, 2000 and July 2, 1999, respectively. For the six months ended June 30, 2000, we recorded net interest income of $3.7 million. For the six months ended July 2, 1999 we recorded no net interest income. The growth in net interest income was primarily due to an increase in interest income earned on proceeds from our initial public offering of common stock.

 Liquidity and Capital Resources

   Since inception, we have financed our operations primarily through private sales of mandatorily redeemable convertible preferred stock, proceeds from our initial public offering of common stock, the issuance of convertible notes, equipment financings and net revenues generated from product sales. As of June 30, 2000, we had cash and cash equivalents of $80.9 million, short-term investments of $50.9 million, an accumulated deficit of $45.4 million and working capital of $118.5 million.

   Our operating activities used cash of $3.4 million in the six months ended June 30, 2000 and $7.5 million in the six months ended July 2, 1999. Cash used in operating activities during the six months ended June 30, 2000 was attributable to a net loss of $8.6 million, and increases in accounts receivable of $2.9 million and a decrease in accounts payable of $2.8 million, but was offset in part by increases in accrued liabilities of $3.6 million, deferred margin on distributor inventory of $646,000, depreciation, amortization of stock compensation, acquired intangibles and other non-cash expenses aggregating $6.4 million. Cash used in operating activities for the six months ended July 2, 1999 was primarily attributable to net losses of $8.2 million. In the six months ended July 2, 1999, cash used in operating activities was also attributable to increases in accounts receivable and inventories of $2.6 million and $505,000, respectively, offset in part by increases in accounts payable and accrued expenses of $1.3 million and $1.6 million, respectively.

   Our investing activities used cash of $57.6 million in the six months ended June 30, 2000 and $428,000 in the six months ended July 2, 1999. Cash used in investing activities for the six months ended June 30, 2000 was primarily attributable to purchases of short-term investments and acquisition of Chili!Soft, Inc. for working capital. The decreases in the six months ended July 2, 1999 reflect purchases of computer equipment and other fixed assets.

   Our financing activities provided cash of $159,000 in the six months ended June 30, 2000 and $33.2 million in the six months ended July 2, 1999. The increases in the six months ended June 30, 2000 resulted primarily from the net proceeds from the issuances of common stock to our employees upon the exercise of stock options. The increases in the six months ended July 2, 1999 resulted from the net proceeds from the issuance of mandatorily redeemable convertible preferred stock and convertible promissory notes, borrowings under bank lines of credit and advances from a related party.

   From inception, we have made capital expenditures of $4.1 million to support our research and development, sales and marketing and administrative activities. We expect to have capital expenditures of approximately $2.0 million for the next twelve months. We also anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support expansion of our sales and marketing and research and development activities.

   In September 1998, we entered into an equipment lease financing agreement with available borrowings of up to $1.0 million at an interest rate of 10.95% per annum secured by our equipment, machinery and fixtures. We are required to repay advances under the line in equal installments. Under this lease line, as of June 30, 2000 and July 2, 1999, we had outstanding borrowings of $63,000 and $105,000.

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

  . available borrowings under line of credit arrangements; and

  . other factors.

   We believe that our current cash and investment balances and any cash generated from operations and future debt financing will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, it is possible that we may require additional financing within this period. We have no current plans, and we are not currently negotiating, to obtain additional financing. The factors described above will affect our future capital requirements and the adequacy of our available funds. In addition, even if we raise sufficient funds to meet our anticipated cash needs during the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available at attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our ability to pursue our business strategy and achieve and maintain profitability.

Recent Accounting Pronouncements

   In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations.

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

   FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1999 or January 12, 2000. The adoption of certain other provisions of FIN 44 did not have a material effect on the financial position or results of the Company. We do not expect that the adoption of the remaining provisions will have a material effect on our financial position or results of operations.

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

   Since our inception, we have incurred significant net losses including net losses of $6.0 million in the three months ended June 30, 2000 and $4.2 million in the three months ended July 2, 1999. In addition, we had an accumulated deficit of $45.4 million as of June 30, 2000.

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

   Although our revenues grew rapidly in the three months ended June 30, 2000, we do not believe that we will maintain this rate of revenue growth because we started from a small base of revenue, and it is difficult to maintain high percentage increases over a larger revenue base. In addition, growing competition, the incremental manner in which customers implement server appliances and our inexperience in selling our products to small- to medium-sized organizations could also affect our revenue growth. Any significant decrease in our rate of revenue growth would likely result in a decrease in our stock price.

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

   Historically, we have derived substantially all of our revenues from sales of our Cobalt Qube and Cobalt RaQ products. During the three months ended June 30, 2000 and July 2, 1999, sales of Cobalt Qube and Cobalt

RaQ products accounted for approximately 90% and 83% of our total revenues. We expect that these products will continue to account for a large portion of our total revenues for at least the next two fiscal years. Any factors adversely affecting the pricing of or demand for our Cobalt Qube and Cobalt RaQ products, including competition or technological change, could cause our revenues to decline and our business to suffer. Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

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

 Our business is dependent on the adoption of server appliances and a decrease in their rate of adoption could cause the market price for our common stock to decline .

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

 The server appliance market for web hosting and application service providers in which we compete is new and unpredictable, and if this market does not develop and expand as we anticipate, or if our clients are consolidated into larger organizations which may not be as receptive to our products, our revenues may not grow.

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

   Our Cobalt RaQ products are used primarily by web hosting and application service providers. Recently, consolidation has begun to occur in the web hosting and application service provider market, and many large web hosting and application service providers are acquiring the smaller and the regional companies. For example, NTT has announced its intent to acquire one of our customers, Verio in 2000. Large web hosting and application service providers that provide hosting services may not be as receptive to our products because their buying programs are more likely to be based on established, proprietary operating systems and general purpose servers. In addition, we expect that internet service providers that specialize in providing internet access and non-hosting services to consumers will not be substantial purchasers of our products.

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

 We may not succeed if Linux fragments and application developers do not develop software for our products.

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

   We rely on contract manufacturers to produce our products. In the future, we anticipate that we may engage with additional contract manufacturing partners to manufacture our products in higher volume and at lower costs. We may not find an outside manufacturer that will meet our needs. Additionally, qualifying a new outside manufacturer and commencing volume production are expensive and time consuming. If we are required or choose to change or add outside manufacturers, we may lose sales and our customer relationships may suffer.

 We may experience transitional problems if we switch outside manufacturers, including delays and quality control issues that could cause us to lose sales and impair our ability to achieve profitability.

   Prior to August 1999, almost all of our products were manufactured by a single manufacturer which also provided supply chain management for our products' components. We experienced problems in having our products manufactured by this contractor in a timely fashion in part due to the increase in our volume requirements. In response to these problems, in August 1999 we switched the majority of our manufacturing to SMTC Corp. Although we believe that SMTC will continue to support our manufacturing requirements, they are only obligated to supply qualities based on our forecasts, and may cancel their manufacturing obligations to us upon 90 days notices. If SMTC experiences delays, disruptions, capacity constraints or quality control certain problems in its manufacturing operations, product shipments to our customers could be delayed, which would negatively impact our net revenues, competitive position and reputation.

 We may experience production delays or disruptions if we relocate our manufacturing to offshore facilities, which could result in lost revenues.

   We anticipate that we may relocate some of our manufacturing operations to offshore manufacturing facilities during 2001. Additionally, we may consider moving our manufacturing to other locations or to a different contract manufacturer. We could experience difficulties and disruptions in the manufacture of our products while we transition to a new facility. Manufacturing disruption could prevent us from achieving timely delivery of products and could result in lost revenues.

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

   We rely on our channel partners who are distributors, such as Ingram Micro and Tech Data, resellers and system integrators to sell a majority of our products in the United States. A substantial majority of our sales outside of the United States are through other channel partners, and we rely on Nissho Electronics to sell a majority of our products in Japan. Sales to distributors accounted for 58% of our net revenues in the three months ended June 30, 2000 and 88% of our net revenues in the three months ended July 2, 1999. If we fail to sell our products through our existing channel partners, we would experience a material decline in revenues. Even if we are successful in selling our products through new channel partners, the rate of growth of our net revenues could be materially and adversely affected if our existing channel partners do not continue to sell a substantial number of our products. We cannot be certain that we will be able to attract channel partners that market our products effectively or provide timely and cost-effective customer support and service. None of our current channel partners are obligated to continue selling our products. We cannot be certain that any channel partner will continue to represent our products or that our channel partners will devote a sufficient amount of effort and resources to selling our products in their territories.

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

   We must expand the number of channel partners who sell our products or our direct international sales presence to significantly increase our international sales. We may incur higher personnel costs by hiring direct sales staff that may not result in an increase in our revenues. We may not realize corresponding increases in operating margins from increases in international sales, due to the higher costs of these sales. Our sales outside of the United States represented 44% of our total revenues in the three months ended June 30, 2000 and 55% of our total revenues in the three months ended July 2, 1999. To date, we have relied primarily on international channel partners and have only recently begun to employ direct sales staff outside of the United States. Even if we are able to successfully expand our direct and indirect international selling efforts, we cannot be certain that we will be able to create or increase international market demand for our products.

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

   The server appliance market is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge. For example, sales of our products may be limited if customers widely adopt Windows NT-based server appliances, and our products, which do not currently operate on the Windows NT platform, fail to provide comparable functionality.

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

   Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property, other vendors could sell products with features similar to ours, and this could reduce demand for our products. We protect our intellectual property through a combination of copyright, trade secret and trademark laws. We have only recently commenced a patent program and to date have only filed two patent applications. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to our intellectual property and the distribution of our server appliances, integrated software, documentation and other proprietary information. We believe that such measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. Our means of protecting our proprietary rights may be inadequate.

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

   If we were named in an infringement suit in the future, we could be forced to pay significant monetary damages, a royalty for continuing use of the intellectual property or trademark or be barred from using certain technologies or product names altogether. This could result in us losing brand equity.

 Our recent growth has placed a significant strain on our management systems and resources and we may be unable to effectively control our costs and implement our business strategies as a result.

   We continue to increase the scope of our operations and have grown our headcount substantially. As of June 30, 2000 we had a total of 226 employees, and as of July 2, 1999, we had a total of 101 employees. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively. We also cannot be sure that our revenues will continue to grow at a sufficient rate to absorb the costs associated with a larger overall headcount, as well as recruiting-related expenses.

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

   Customers outside of the United States accounted for $7.1 million of our net revenues in the three months ended June 30, 2000 and $2.8 million of our net revenues in the three months ended July 2, 1999. Although international sales represented a majority of our sales in the three months ended June 30, 2000, the absolute dollar amount of our international sales was relatively small and must grow substantially in order for us to achieve and maintain profitability. We plan to increase our international sales activities, but we have limited experience in developing foreign language translations of our products and little direct experience marketing and distributing our products internationally.

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

  . potentially adverse tax consequences; and

  . political and economic instability.

 Acquisition related accounting charges will reduce our profits or increase our net losses.

   We may continue our expansion into complementary businesses through internal growth as well as acquisitions. We expect that we will continue to incur substantial expenses as we acquire other businesses including charges for the write-off of in-process research and development. Our operating results have fluctuated in the past and may fluctuate in the future because of the timing of such write-offs. For example, we incurred a charge to operations in the three months ended June 30, 2000 of $830,000 for the write-off of in-process research and development related to our acquisition of Chili!Soft and we will experience ongoing charges related to that acquisition for amortization of goodwill and intangibles currently amounting to approximately $6.6 million per quarter.

 Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value or harm our operating results.

   We may make investments in complementary businesses, products or technologies. If we buy a company, we may have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. We also expect that we would incur substantial expenses if we acquired other businesses or technologies. Any acquisition could result in our incurring additional debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our profits. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. If we issue additional equity securities, our stockholders could experience dilution.

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

 Our stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our stockholders from reselling our common stock at a profit.

   The securities markets have experienced significant price and volume fluctuations in the past and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common stock could decrease significantly. The market price of our common stock ranged from a low of $22 to a high of $172 during the period from November 5, 1999 to June 30, 2000. Investors may be unable to resell their shares of our common stock for a profit. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

 The provisions of our charter documents may inhibit potential acquisition bids that a stockholder may believe are desirable, and the market price of our common stock may be reduced as a result.

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

   Our charter documents contain anti-takeover devices including:

  . the election of only one of the three classes of directors each year;

  . the limitation of the ability of our stockholders to remove directors without cause;

  . the elimination of the right of stockholders to act by written consent;

  . the elimination of the right of stockholders to call a special meeting of stockholders; and

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

   As of June 30, 2000, we had short-term investments of $50.9 million. These short-term investments consist of highly liquid investments with original maturities at the date of purchase between three and nine months. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

   OPEN

Item 2. Changes in Securities and Use of Proceeds.

   With respect to the requirements of Item 701(f) of Regulation S-K regarding the reporting of use of proceeds, pursuant to the information required to be reported by Item 701(f)(4)(viii), Cobalt used net proceeds in the amounts noted for the stated purposes since its December 31, 1999 Annual Report on Form 10-K: purchase and installation of machinery and equipment--$1,158,000 and working capital--$118.5 million.

Item 6. Exhibits and Reports on Form 8-k.

   (a) Exhibits:

     27.1 Financial Data Schedule.

   (b) Reports on Form 8-K. We filed a report on Form 8-K during the three months ended June 30, 2000 related to our acquisition of Chili!Soft, Inc. on June 8, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Cobalt Networks, Inc.

Date August 11, 2000

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