Form 10-Q
period 2000-09-29
COBALT NETWORKS INC
filed 2000-11-13
CIK 1053355

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               ----------------


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000

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

                               ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of September 29, 2000, 30,314,000 shares of common stock of the Registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             COBALT NETWORKS, INC.

PART I--FINANCIAL INFORMATION............................................   3


 ITEM 1. FINANCIAL STATEMENTS (unaudited)................................   3


  CONDENSED CONSOLIDATED BALANCE SHEET...................................   3


  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS.........................   4


  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS.........................   5


  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...................   6


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS..................................................  11


 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......  27


PART II--OTHER INFORMATION...............................................  28


 ITEM 1. LEGAL PROCEEDINGS...............................................  28


 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................  28


 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................  28

          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands) (unaudited)

                                                           September 29,       December 31,
                                                               2000              1999(1)
                                                             --------          -----------
                                    ASSETS
Current assets:
 Cash and cash equivalents................................  $ 37,155            $141,777
 Short-term investments...................................    76,810                  --
 Accounts receivable, net of allowance....................    10,352               5,846
 Sales-type leases receivable.............................     1,993                  --
 Inventories..............................................       600                 714
 Other current assets.....................................     3,606               1,835
                                                            --------            --------
  Total current assets....................................   130,516             150,172
Property and equipment, net...............................     3,156               1,685
Long-term sales-type leases receivables...................     1,955                  --
Long-term investments.....................................    14,700                  --
Goodwill and intangible assets............................    81,190                  --
                                                            --------            --------
  Total assets............................................  $231,517            $151,857
                                                            ========            ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable, current...................................  $     48            $     44
 Accounts payable.........................................    20,503              15,101
 Accrued liabilities......................................    11,628               4,611
 Deferred margin on distributor inventory.................     2,211               1,305
                                                            --------            --------
  Total current liabilities...............................    34,390              21,061
Notes payable.............................................         4                  40
                                                            --------            --------
  Total liabilities.......................................    34,394              21,101
                                                            --------            --------
Stockholders' equity:
 Preferred Stock..........................................        --                  --
 Common Stock.............................................        30                  28
 Additional paid-in capital...............................   258,347             174,462
 Unearned stock compensation..............................    (3,153)             (6,444)
 Notes receivable from stockholders.......................      (418)               (450)
 Accumulated deficit......................................   (57,683)            (36,840)
                                                            --------            --------
 Total stockholders' equity...............................   197,123             130,756
                                                            --------            --------
 Total liabilities and stockholders' equity...............  $231,517            $151,857
                                                            ========            ========

--------
(1) The information in this column is derived from the Company's audited financial statements for the year ended December 31, 1999.
           See Notes to Condensed Consolidated Financial Statements

            COBALT NETWORKS, INC.


CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts) (unaudited)


                                                  Three months ended       Nine months ended
                                                 ---------------------    --------------------
                                                 Sept. 29,      Oct. 1,   Sept. 29       Oct. 1,
                                                    2000         1999        2000          1999
                                                 ---------      -------   ---------      --------
Net revenues...................................   $ 20,370       $ 6,186   $ 48,645       $ 13,849
Cost of revenues...............................      9,939         3,873     25,232          9,029
                                                  --------       -------   --------       --------
   Gross profit................................     10,431         2,313     23,413          4,820
                                                  --------       -------   --------       --------
Operating expenses:
 Research and development......................      3,299         1,566      7,312          4,337
 Sales and marketing...........................      7,209         3,973     18,804         10,246
 General and administrative....................      2,409         1,170      6,018          2,624
 Amortization of stock
  compensation.................................        858         1,256      3,291          1,509
 Amortization of goodwill and other
  intangible assets............................      7,018            --      9,782             --
 In-process research and
  development..................................         --            --        830             --
 Merger-related charges........................      4,008            --      4,008             --
                                                  --------       -------   --------       --------
   Total operating expenses....................     24,801         7,965     50,045         18,716
                                                  --------       -------   --------       --------
Loss from operations...........................    (14,370)       (5,652)   (26,632)       (13,896)
Interest income (expense), net.................      2,131           282      5,789            282
Other expense..................................                     (108)        --           (108)
                                                  --------       -------   --------       --------
Net loss.......................................    (12,239)       (5,478)   (20,843)       (13,722)
Accretion of preferred stock to
redemption value...............................         --          (139)        --         (1,330)
                                                  --------       -------   --------       --------
Net loss attributable to holders of
common stock...................................   $(12,239)      $(5,617)  $(20,843)      $(15,052)
                                                  ========       =======   ========       ========
Net loss attributable to holders of
common stock per share:
 Basic and diluted.............................   $   (.42)      $ (1.48)  $   (.74)      $  (4.31)
                                                  ========       =======   ========       ========
Basic and diluted weighted average
shares outstanding.............................     29,473         3,804     28,349          3,491
                                                  ========       =======   ========       ========

           See Notes to Condensed Consolidated Financial Statements

            COBALT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands) (unaudited)

                                                                  Nine months ended
                                                                ----------------------
                                                                Sept. 29,      October 1,
                                                                   2000           1999
                                                                --------       ----------
Cash flows from operating activities:
Net loss......................................................   $ (20,843)     $(13,722)
Adjustments to reconcile net loss to net cash used in
operating activities:
 Depreciation.................................................         750           594
 Purchase of in-process research and development..............         830            --
 Amortization of goodwill and other intangible assets.........       9,782            --
 Stock compensation...........................................       3,291           346
 Amortization of stock compensation...........................          --         1,163
 Non-cash interest (income) expense...........................         (18)          130
 Other non-cash expense.......................................          --           108
 Changes in assets and liabilities:
  Accounts receivable.........................................      (4,216)       (3,167)
  Sales-type leases receivable................................      (3,948)           --
  Inventories.................................................         114          (124)
  Other current assets........................................      (1,511)         (134)
  Accounts payable............................................       3,642         3,733
  Accrued liabilities.........................................       5,546         2,132
  Deferred margin on distributor inventory....................         906           567
                                                                 ---------      --------
   Net cash used in operating activities......................      (5,675)       (8,374)
                                                                 ---------      --------
Cash flows used in investing activities:
Acquisition of property and equipment.........................      (1,913)         (871)
Cash used in business combinations (net of cash acquired).....      (6,483)           --
Purchases of short-term investments...........................     (76,810)           --
Purchase of long-term investments.............................     (14,700)           --
Loan to stockholder...........................................          --          (500)
                                                                 ---------      --------
   Net cash used in investing activities......................     (99,906)       (1,371)
                                                                 ---------      --------
Cash flows from financing activities:
Proceeds from issuance of Mandatorily Redeemable
Convertible Preferred Stock, net..............................          --        29,705
Proceeds from exercise of stock options, net..................         941            58
Principal payments on line of credit..........................          --          (600)
Principal payments on notes payable...........................         (32)          (28)
Proceeds from notes receivable from stockholders..............          50            --
Proceeds from borrowings under convertible promissory
notes.........................................................          --         4,250
                                                                 ---------      --------
   Net cash provided by financing activities..................         959        33,385
                                                                 ---------      --------
Net increase (decrease) in cash and cash equivalents..........    (104,622)       23,640
Cash and cash equivalents at beginning of period..............     141,777         2,090
                                                                 ---------      --------
Cash and cash equivalents at end of period....................   $  37,155      $ 25,730
                                                                 =========      ========

           See Notes to Condensed Consolidated Financial Statements

            COBALT NETWORKS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Interim Results

The interim unaudited condensed consolidated financial statements of Cobalt Networks, Inc. (the "Company") are prepared in conformity with generally accepted accounting principles. Such principles are applied on a basis consistent with the audited financial information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000. The financial statements included herein has been prepared by management, without audit by independent accountants who do not express an opinion thereon, and should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The condensed consolidated balance sheet as of December 31, 1999, has been derived from, but does not include all the disclosures contained in, the audited financial statements for the year ended December 31, 1999. The information furnished includes all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The interim results are not necessarily indicative of the results of operations for the full year ending December 29, 2000 or for any other future period.

2.   Reclassifications

Certain prior period amounts have been reclassified to the current period presentation.

3.   Long-term investments

The Company has equity investments in private companies. These investments are included in "Long-term investments" in the Company's balance sheet and are carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when necessary.

            COBALT NETWORKS, INC.

4.   Balance Sheet Components (in thousands):

                                            September 29,       December 31,
                                                 2000              1999
                                               --------          --------
Inventories:
 Finished goods...........................   $   212             $  517
 Raw materials............................       388                197
                                             -------             ------
  Total...................................   $   600             $  714
                                             =======             ======


 Property and equipment:
 Computer equipment.......................   $ 2,513             $1,337
 Office equipment and fixtures............     1,190                619
 Leasehold improvements...................       959                485
                                             -------             ------
                                               4,662              2,441
 Less: Accumulated depreciation...........    (1,506)              (756)
                                             -------             ------
                                             $ 3,156             $1,685
                                             =======             ======

Accrued liabilities:
 Employee benefits........................   $ 4,592             $1,539
 Reserve for sales returns................     1,983              1,817
 Warranty.................................     1,534                885
 Other....................................     3,519                370
                                             -------             ------
                                             $11,628             $4,611
                                             =======             ======

5.   Acquisition of Chili!Soft, Inc.

Effective May 23, 2000, the Company acquired Chili!Soft, Inc. ("Chili!Soft") a provider of software solution for platform-independent Active Server Pages (ASP) ("the Acquisition"). An aggregate of approximately 1,150,000 shares of Cobalt Common Stock were issuable pursuant to the Acquisition, including options in purchase approximately 226,000 shares of Cobalt Common Stock issuable in connection with the exercise of options to purchase Chili!Soft Common Stock that Cobalt assumed in connection with the Acquisition.

The Company accounted for the Acquisition as a purchase business combination. The consolidated financial statements include the results of operations of Chili!Soft commencing on May 24, 2000. The total purchase price has been calculated as follows (in thousands):

     Market value of 924,000 shares of common stock issued...........   $60,112
     Fair value of options assumed...................................    14,647
     Cash advances to acquisition prior to May 23, 2000..............     2,350
     Direct acquisition costs........................................     1,232
                                                                        -------
       Total purchase price..........................................   $78,341
                                                                        =======

The total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined using a combination of methods, including estimates based on risk-based or risk-adjusted income approach for acquired in-process research and development, completed technology and non-compete agreement, and on a cost replacement approach for acquired work force. This valuation was determined by an independent appraiser.

The allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows (in thousands):

     Developed technology............................................   $ 1,790
     In-process research and development.............................       830
     Non compete agreement...........................................     2,250
     Workforce.......................................................     2,210
     Goodwill........................................................    72,347
     Net liabilities assumed..........................................   (1,088)
                                                                        -------
       Total purchase price..........................................   $78,341
                                                                        =======

Amounts allocated to the non-compete agreements and workforce are being amortized over their estimates useful lives of 3 and 2 years, respectively. Amounts allocated to existing technology and goodwill are being amortized over their estimated useful lives of 3 years.

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

The in-process research and development relates to the development of Chili!Soft's Active Server Pages which were under development as of the acquisition date. Research and development costs to bring the products from the acquired company to technological feasibility are estimated to total approximately $1.0 million. The Company anticipates the development will be completed between nine and fifteen months.

Developed technology is technology that is being used in existing products of the business and is distinguished from in process technology because it has achieved technological feasibility. Core technology represents fundamental technology and advances that are the basis for the Company's developed and in-process products. New and in-process products may leverage core technology in different degrees depending on the extent of incorporation of new, previously undeveloped technologies.

The nature of the efforts to develop the purchased in-process research and development into commercially viable products principally relates to the completion of all planning, designing, prototyping and testing activities that are necessary to establish that the product can be produced to meet its design specification, features and technical performance requirements. The resulting net cash flows from such products are based one estimates of revenue, cost of revenue, research and development costs, sales and marketing costs, and income taxes from such projects.

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

The following unaudited pro forma net revenues, net loss per share data for the nine months ended September 29, 2000 and October 1, 1999 are based on the respective historical financial statements of the Company and Chili!Soft. The pro forma data reflects the consolidated results of operations as if the Acquisition with Chili!Soft occurred at the beginning of each of the periods indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.



                                                          Nine Months Ended
                                                          -----------------
                                                      September 29,  October 1,
                                                          2000          1999
                                                          ----          ----
     Pro forma net revenue ............................  $ 49,188     $ 14,662
     Pro forma loss from operations....................  $(58,746)    $(43,857)
     Pro forma net loss attributable to holder
       of common stock.................................  $(52,961)    $(45,000)
     Pro forma basic and diluted net loss per share
       attributable to holders of common stock.........  $  (1.84)    $ (10.19)
     Pro forma shares used in basic and diluted net
       loss per share calculation......................  $ 28,839     $  4,415



6.   Acquisition of Progressive Systems, Inc.

On August 28, 2000 the Company acquired all of the outstanding stock and rights to acquire capital stock of Progressive Systems, Inc ("Progressive") in exchange for a combination of the Company's common stock and cash totaling $10.9 million. An aggregate of 162,484 shares of the Company's common stock were issued and $3.2 million in cash was paid pursuant to this acquisition. In addition, the Company assumed certain liabilities and incurred certain direct costs of the acquisition which resulted in an aggregate purchase price of $12.3 million.

The Company accounted for the transaction as a purchase business combination. The consolidated financial statements include the results of operations of Progressive commencing on August 29, 2000. The total purchase price has been calculated as follows (in thousands):

     Market value of 162,484 shares of common stock issued..........    $ 7,409
     Cash payment related to terms of acquisition...................      3,176
     Direct acquisition costs.......................................        308
                                                                        -------
       Total purchase price.........................................    $10,893
                                                                        =======

            COBALT NETWORKS, INC.

The total purchase price has been allocated to assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. Amounts allocated to goodwill are being amortized over their estimated useful lives of 3 years. The allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows (in thousands):

     Goodwill.......................................................  $12,394
     Net liabilities assumed........................................   (1,501)
                                                                      -------
       Total purchase price.........................................  $10,893
                                                                      =======

The following unaudited pro forma net revenues, net loss and net loss per share data for the nine months ended September 29, 2000 and October 1, 1999 are based on the respective historical financial statements of the Company and Progressive. The pro forma data reflects the consolidated results of operations as if the Acquisition with Progressive occurred at the beginning of each of the periods indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

                                                              Nine Months Ended
                                                           -----------------------
                                                           September 29,  October 1,
                                                                2000        1999
                                                              --------    --------
 Pro forma net revenue..................................    $ 49,165       $ 14,335
 Pro forma loss from operations.........................    $(30,522)      $(17,096)
 Pro forma net loss attributable to holders of common
 stock.................................................     $(24,745)      $(18,252)
 Pro forma basic and diluted net loss per share
 attributable to holders of common stock...............     $   (.87)      $  (5.00)
 Pro forma shares used in basic and diluted net loss per
 share calculation.....................................       28,456          3,653

7.   Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to holders of Common Stock for the period by the weighted average number of shares of Common Stock outstanding during the period. Weighted average shares exclude shares of Common Stock subject to repurchase by the Company ("restricted shares"). Diluted net loss per share is computed by dividing the net loss available to holders of Common Stock for the period by the weighted average number of shares of Common Stock and Potential Common Stock outstanding during the period, if dilutive. Because the inclusion of Potential Common Stock would be anti-dilutive, diluted net loss per share is the same as basic net loss per share. Potential Common Stock includes unvested restricted shares of Common Stock and incremental shares of Common Stock issuable upon the exercise of stock options and warrants and upon conversion of Series A and B Mandatorily Redeemable Convertible Preferred Stock (with respect to the three and nine months ended September 29, 2000).

            COBALT NETWORKS, INC.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                                             Three Months Ended             Nine Months Ended
                                                           ----------------------        -----------------------
                                                           Sept. 29,      Oct. 1         Sept. 29,      Oct. 1
                                                              2000         1999             2000         1999
                                                           ---------      --------       ---------      --------
Numerator:
 Net loss attributable to holders of
  Common Stock.....................................         $(12,239)      $(5,617)       $(20,843)      $(15,052)
                                                            ========       =======        ========       ========
Denominator:
 Weighted average shares outstanding...............           30,023         5,042          29,067          4,903
 Weighted average shares of Common
  Stock subject to repurchase......................             (550)       (1,238)           (718)        (1,412)
                                                            --------       -------        --------       --------
 Denominator for basic and diluted
  calculation......................................           29,473         3,804          28,349          3,491
                                                            ========       =======        ========       ========
 Basic and diluted net loss per share
  attributable to holders of Common
  Stock............................................         $   (.42)      $ (1.48)       $   (.74)      $ (4.31)
                                                            ========       =======        ========       =======

The effects of options to purchase 5,663,929 and 3,275,000 shares of Common Stock at an average exercise price of $18.27 and $1.79 per share as of September 29, 2000 and October 1, 1999, respectively; warrants to purchase 189,000 shares of Preferred Stock at an average exercise price of $2.22 per share, and warrants to purchase 243,000 shares of Common Stock at an average exercise price of $3.70 at October 1, 1999; and 17,179,000 shares of Mandatorily Redeemable Convertible Preferred Stock at October 1, 1999, have not been included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

8.   New Accounting Pronouncements


In December 1999, the staff of the Securities and Exchange Commission issued SAB 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations.

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

FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1999 or January 12, 2000. The adoption of the provisions of FIN 44 did not have a material effect on the financial position or results of the Company.

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

COBALT NETWORKS, INC.

9.   Litigation and Other Events

In June 2000, the Company filed suit against NetMachines, Inc., in the U.S. District Court for the Northern District of California, claiming that the use of the name RedRak for its server products constitutes trademark infringement of the Company's registered RaQ trademark for computer hardware products, which includes servers. The Company intends to pursue this matter vigorously but is unable to provide an evaluation of the probability of a favorable or unfavorable outcome. The Company believes, based on currently available information, the resolution of this matter will not have a material effect on its financial position, results of operations or cash flows.

10.   Segment information

During each period presented, the Company operated in a single business segment, primarily in the United States, Japan and Europe.

11.  Comprehensive Income

To date, the Company has not had any transactions that are required to be reported in comprehensive income (loss) as compared to its reported net loss.


12.  Merger with Sun Microsystems, Inc.

On September 18, 2000, the Company entered into a definitive agreement to merge with Sun Microsystems, Inc. ("Sun"), a leading provider of products, services and support solutions for building and maintaining networking computing environments. Under the terms of the definitive agreement, each outstanding share of the Company's common stock and each outstanding stock option will be converted into the right to receive 0.50 shares of Sun common stock. The transaction is expected to be accounted for as a purchase business combination and is expected to close by December 31, 2000. The closing of the Sun transaction is subject to a number of conditions including approval by the Company's stockholders and regulatory approvals, including approvals under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended.

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

Overview

Since our inception in 1996, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. As a result, we had an accumulated deficit of $57.7 million as of September 29, 2000. We anticipate that our operating expenses will increase substantially in the future as we increase our sales and marketing operations, develop new channels, fund greater levels of research and development, broaden our technical support and improve our operational and financial systems. Accordingly, we will need to generate significant revenues to achieve profitability. In addition, our limited operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will sustain revenue growth or achieve profitability in future quarters.

We currently derive substantially all of our net revenues from sales of a limited number of products. In the three months ended September 29, 2000 and October 1, 1999, respectively, 92% and 87% of our net revenues were derived from sales of our Cobalt RaQ and Cobalt Qube products. Although we began selling our Cobalt Cache products in 1998 and Cobalt NAS products in 1999, we expect that a substantial majority of our revenues in 2000 will continue to be generated from sales of our Cobalt Qube and Cobalt RaQ products.

We sell our products directly through our sales force and indirectly through channel partners that include distributors, resellers and system integrators. Indirect sales are a majority of our total sales and account for substantially all of our sales outside of the United States. In the three months ended September 29, 2000 and October 1, 1999, respectively, 61% and 15% of our net revenues were from direct sales. In the three months ended September 29, 2000, approximately 14% of our net revenues came from sales to one customer. The increase in direct sales as a percentage of net revenues is due to focused efforts by our direct sales force. Direct sales in absolute dollars rose to $12.4 million in the three months ended September 29, 2000 from $928,000 in the three months ended October 1, 1999.

Indirect sales were 39% and 85% of our net revenues in the three months ended September 29, 2000 and October 1, 1999, respectively. In the three months ended October 1, 1999, approximately 19% of our net revenues came from sales to Nissho Electronics. While we are seeking to diversify our customer base and expand the portion of our net revenues which is derived from sales through various channels, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of channel partners.

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

We provide allowances for estimated sales returns and warranty costs at the time of revenue recognition based on our historical results. To date, our actual sales returns and warranty expenditures have each been approximately 5% or less of net revenues in any quarter. However, our past product return and warranty experience may not be indicative of future product return rates and warranty costs.

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

We recorded unearned stock compensation on our balance sheet of $8.9 million in connection with stock options granted to our employees between July 1, 1998 and October 1, 1999. We are amortizing this stock compensation over the vesting period of the related options. During the nine months ended September 29, 2000, we amortized $3.3 million of stock compensation. During the remainder of 2000, we expect to amortize stock compensation of $ 623,000. We then expect aggregate per quarter stock compensation amortization of between $533,000 and $318,000 during 2001, between $262,000 and $116,000 during 2002 and between $78,000 and $10,000 during 2003. The amount of stock compensation expense to be recorded in future periods could decrease in the event of the forfeiture of options for which accrued but unvested compensation has been recorded.

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

We had 265 employees as of September 29, 2000, a substantial increase from 127 employees as of October 1, 1999. This rapid growth has placed significant demands on our management and operational resources. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. We could experience a decline in our revenues and operating results if:

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


Recent Developments

On September 18, 2000, we announced that we had entered into a definitive agreement with Sun Microsystems, Inc., ("Sun"), pursuant to which Sun will acquire our Company and our stockholders will receive one-half shares of Sun's common stock for every share of our common stock they hold. The Sun transaction is expected to close during the quarter ending December 29, 2000 but is subject to a number of conditions including the approval of our stockholders and various regulatory approvals and clearances including those under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended.

Results of Operations--Three and Nine Months Ended September 29, 2000 and October 1, 1999

Net Revenues


Net revenues for the three months ended September 29, 2000 were $20.4 million, an increase of $14.2 million, or 229%, over the $6.2 million in the three months ended October 1, 1999. For the nine months ended September 29, 2000, net revenues were $48.6 million, an increase of $34.8 million, or 251% over the $13.8 million in the nine months ended October 1, 1999. These increases were primarily the result of an increase in sales to new and existing customers of our Cobalt Qube and Cobalt RaQ product lines. We expect that the majority of our revenues in the future may continue to be generated from sales of our Cobalt Qube and Cobalt RaQ products.

Net revenues from sales to international customers increased to $7.8 million, or 38% of net revenues, in the three months ended September 29, 2000 from $3.9 million, or 62% of net revenues, in the three months ended October 1, 1999. For the nine months ended September 29, 2000 and October 1, 1999, net revenues from sales to international customers accounted for 42% and 59% of our net revenues, respectively. The increase in absolute dollars of international revenues was due to the expansion of our operations in Japan, Europe and other countries. One factor relating to the increase in net revenues from sales outside the United States was our introduction of various local language user interfaces including those in Japanese, German, French and Chinese. Our net revenues from sales outside the United States were primarily valued in U.S. dollars. The effect of foreign exchange fluctuations did not have a significant impact on our results.

Cost of Revenues and Gross Profit

Cost of revenues includes technology license fees, manufacturing costs, manufacturing personnel expenses, packaging and shipping costs and warranty expenses. Cost of revenues increased to $9.9 million for the three months ended September 29, 2000 from $3.9 million for the three months ended October 1, 1999. Cost of revenues for the nine months ended September 29, 2000, increased to $25.2 million from $9.0 million for the nine months ended October 1, 1999. We have outsourced our manufacturing and repair operations. Accordingly, in the three months ended September 29, 2000 approximately 74% and in the three months ended October 1, 1999 approximately 75% of our cost of revenues consisted of payments to our contract manufacturers. The cost of revenues as a percentage of net revenues for the three months ended September 29, 2000 and October 1, 1999 were 49% and 63%, respectively. For the nine months ended September 29, 2000 and October 1, 1999, the cost of net revenues as a percentage of net revenues were 52% and 65%, respectively. The decrease in cost of revenues as a percentage of net revenues is attributable to the continued focus on our manufacturing operations and economies of scale.

Gross profit for the three months ended September 29, 2000 was $10.4 million, an increase of $8.1 million, or 351%, as compared to the $2.3 million in the three months ended October 1, 1999. Gross profit as a percentage of net revenues for the three months ended September 29, 2000 and October 1,1999 was 51% and 37%, respectively. Gross profit for the nine months ended September 29, 2000 were $23.4 million, an increase of $18.6 million, or 386%, as compared to the $4.8 million in the nine months ended October 1, 1999. Gross profit as a percentage of net revenues for the nine months ended September 29, 2000 and October 1, 1999 was 48% and 35%, respectively. The increase in gross profit was primarily due to increased sales volume and the introduction of new products with higher gross margins. We believe that the rate of growth of the increase in gross profit will not be sustainable in future quarters.

Research and Development

Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development including the development of application and server management software, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. Due to the quick turn around time of new product introduction, we expense all research and development costs as they are incurred. Research and development expenses increased to $3.3 million in the three months ended September 29, 2000 from $1.6 million in the three months ended October 1, 1999. For the nine months ended September 29, 2000, research and development expenses were $7.3 million, an increase of 69% over the $4.3 million in the nine months ended October 1, 1999. The increase resulted from hiring additional research and development personnel. We believe that a significant level of investment in product research and development is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to product research and development such that research and development expenses will increase in absolute dollars but may continue to fluctuate as a percentage of net revenues.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses increased to $7.2 million in the three months ended September 29, 2000 from $4.0 million in the three months ended October 1, 1999. For the nine months ended September 29, 2000, sales and marketing expenses were $18.8 million, an increase of 84% over the $10.2 million in the nine months ended October 1, 1999. The increase in sales and marketing expenses was due to the expansion of our sales and marketing efforts, including our branding campaign, advertising and tradeshows, and hiring additional sales and marketing personnel. We intend to expand our sales and marketing operations and efforts substantially, both domestically and internationally, in order to increase market awareness and to generate sales of our products. Accordingly, we expect our sales and marketing expenses to increase in absolute dollars but may continue to fluctuate as a percentage of net revenues.

General and Administrative

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, human resources personnel, recruiting expenses, professional fees and costs associated with expanding our information systems. General and administrative expenses increased to $2.4 million in the three months ended September 29, 2000 from $1.2 million in the three months ended October 1, 1999. For the nine months ended September 29, 2000, general and administrative expenses were $6.0 million, an increase of 129% over the $2.6 million in the nine months ended October 1, 1999. The increase was due to hiring additional administrative personnel and increased costs associated with the expansion of our facilities and information infrastructure. We expect these expenses to increase in absolute dollars but may continue to fluctuate as a percentage of net revenues as we add personnel and incur additional costs related to the growth of our business and the expansion of our information infrastructure.

Amortization of Stock Compensation


In connection with the grant of stock options to employees for the period from July 1, 1998 to October 1, 1999, we recorded unearned stock compensation within stockholders' equity of approximately $8.9 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. We recorded $858,000 of stock compensation amortization during the three months ended September 29, 2000 and $1.3 million of stock compensation amortization in the three months ended October 1, 1999. For the nine months ended September 29, 2000, we recorded $3.3 million of stock compensation amortization and $1.5 million in the nine months ended October 1, 1999. The amount of stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Amortization of Goodwill and Other Intangible Assets

In the three and nine months ended September 29, 2000, we recorded $7.0 million and $9.8 million, respectively, for the amortization of goodwill and intangibles related to the acquisitions of Chili!Soft, Inc. in May 2000 ("Chili!Soft") and Progressive Systems, Inc. in August 2000. The details for the basis and expected amortization period are specified in Notes 5 and 6 to the financial statements.

In-Process Research and Development


In the three and nine months ended September 29, 2000, we charged a total of $830,000 for in-process research and development. This research and development was acquired as part of the acquisition of Chili!Soft. The amount allocated to in-process research and development was determined through established valuation techniques.

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

Merger-related charges


The company has incurred $4.0 million of merger costs related to the proposed acquistion by Sun Microsystems, Inc., these costs have been expensed as incurred.

Interest Income (Expense), Net


Interest income (expense), net includes income from our cash investments net of expenses related to our debt and lease financing obligations. We had net interest income of $2.1 million and $174,000 in the three months ended September 29, 2000 and October 1, 1999, respectively. For the nine months ended September 29, 2000, we recorded net interest income of $5.8 million and $174,000 in the nine months ended October 1, 1999. The growth in net interest income was primarily due to an increase in interest income earned on proceeds from our initial public offering of common stock.


Liquidity and Capital Resources


Since inception, we have financed our operations primarily through private sales of mandatorily redeemable convertible preferred stock, proceeds from our initial public offering of common stock, the issuance of convertible notes, equipment financings and net revenues generated from product sales. As of September 29, 2000, we had cash and cash equivalents of $37.2 million, short-term investments of $76.8 million, an accumulated deficit of $57.7 million and working capital of $96.1 million.

Our operating activities used cash of $5.7 million in the nine months ended September 29, 2000 and $8.4 million in the nine months ended October 1, 1999. Cash used in operating activities during the nine months ended September 29, 2000 was attributable to a net loss of $20.8 million, and increases in accounts receivable of $4.2 million, and an increase in sales-type leases receivable of $3.9 million, and increases in other current assets of $1.5 million but was offset in part by increases in accrued liabilities of $5.5 million, increases in accounts payable of $3.6 million, increase in depreciation, amortization of stock compensation, acquired intangibles and other non-cash expenses aggregating $14.6 million. Cash used in operating activities for the nine months ended October 1, 1999 was primarily attributable to net losses of $13.7 million. In the nine months ended October 1, 1999, cash used in operating activities was also attributable to increases in accounts receivable and inventories of $3.2 million and $124,000, respectively, offset in part by increases in accounts payable of $3.7 million, accrued expenses of $2.1 million and deferred margin of $567,000.

Our investing activities used cash of $99.9 million in the nine months ended September 29, 2000 and $1.4 million in the nine months ended October 1, 1999. Cash used in investing activities for the nine months ended September 29, 2000 was primarily attributable to purchases of short-term investments and the acquisitions of Chili!Soft and Progressive. The cash used in investing activities in the nine months ended October 1, 1999 reflects purchases of computer equipment and other fixed assets.

Our financing activities provided cash of $1.0 million in the nine months ended September 29, 2000 and $33.4 million in the nine months ended October 1, 1999. The increases in the nine months ended September 29, 2000 resulted primarily from the net proceeds from the issuances of common stock to our employees upon the exercise of stock options. Cash provided from financing activities in the nine months ended October 1, 1999 resulted from the net proceeds from the issuance of mandatorily redeemable convertible preferred stock and convertible promissory notes, borrowings under bank lines of credit and advances from a related party.

From inception, we have made capital expenditures of $4.8 million to support our research and development, sales and marketing and administrative activities. We expect to have capital expenditures of approximately $2.2 million for the next twelve months. We also anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support expansion of our sales and marketing and research and development activities.

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

FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1999 or January 12, 2000. The adoption of the provisions of FIN 44 did not have a material effect on the financial position or results of the Company.

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

Factors That May Affect Future Operating Results

Risks Related to the Merger

You will receive 0.50 shares of Sun common stock for each of your shares of our common stock, regardless of any changes in market value of our common stock or Sun common stock.

Upon completion of the merger, each share of our common stock will be converted into the right to receive 0.50 shares of Sun common stock (subject to adjustment to reflect the effect of any stock split, stock dividend, recapitalization, reclassification or the like on Sun or our common stock). There will be no adjustment to this exchange ratio based upon changes in the market price of either Sun common stock or our common stock, and we are not permitted to withdraw from the merger or resolicit the vote of our stockholders solely because of changes in the market price of Sun common stock or our common stock. Accordingly, the dollar value of Sun common stock you will receive upon completion of the merger will depend on the market value of Sun common stock at the time of completion of the merger, which may be different than the market value of Sun common stock at September 18, 2000. Because the market price of Sun common stock may increase or decrease before the completion of the merger, you are urged to obtain current market quotations. The merger may not be completed immediately following our stockholder meeting, if all regulatory approvals have not yet been obtained or if other closing conditions have not been satisfied or waived. We cannot assure you that the value of the Sun common stock you will receive in the merger will not decline prior to or after the merger.

Customer and employee uncertainty related to the merger could harm our company.

Our customers may, in response to the announcement or consummation of the merger, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by our customers could adversely affect the business of the combined company. Similarly, our employees may experience uncertainty about their future role with the combined company until or after strategies with regard to our company are announced or executed by Sun. This may adversely affect our ability to attract and retain key management, marketing and technical personnel.

We expect to incur significant costs associated with the merger.

We estimate that we will incur direct transaction costs of approximately $16 million in connection with the merger, which will be expensed in the quarter that the merger is completed. We believe the combined entity may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the merger is completed or the following quarters, to reflect costs associated with integrating the two companies. There can be no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

The price of Sun common stock may be affected by factors different from those affecting the price of our common stock.

When the merger is completed, holders of our common stock will become holders of Sun common stock. Sun's business differs from ours and Sun's results of operations, as well as the price of Sun common stock, may be affected by factors different from those affecting our results of operations and the price of our common stock.

We may be unable to obtain the required regulatory approvals for completing the merger.

As a condition to the obligations of Sun and us to complete the merger, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 must have expired or been terminated. We have made required filings under the Hart-Scott-Rodino Act with the Department of Justice and the Federal Trade Commission. There can be no assurance that the waiting period under the Hart-Scott-Rodino Act will be permitted to expire or be terminated at all or without materially adverse restrictions or conditions that would have an adverse effect on us. In addition, the merger may be subject to various foreign antitrust laws, some of which may require us to make filings with foreign antitrust authorities. We may be required to agree to various operating restrictions, before or after receipt of stockholder approval, in order to obtain the necessary authorizations and approvals of the merger or to assure that governmental authorities do not seek to block the merger. We do not expect to seek any additional stockholder approval for any decision by us or Sun, after the special meeting of our stockholders, to agree to any terms and conditions necessary to resolve any regulatory objections to the merger, and we will not seek stockholder approval unless such stockholder approval is required to approve such terms and conditions under applicable law. Notwithstanding any agreements regarding operating restrictions that may be required under applicable law or by governmental authorities, under the terms of the merger agreement, Sun is not required to accept any material restrictions on its business in order to complete the merger and may refuse to complete the merger if any material restrictions are required by governmental authorities as a condition to approving the merger. Even if regulatory approvals are obtained, any federal, state or foreign governmental entity or any private person may challenge the merger at any time before or after its completion.

If the merger is not completed, our stock prices and future business and operations could be adversely affected.

If the merger is not completed, we may be subject to the following material risks, among others:
 .  we may be required to pay Sun a termination fee of $59 million;
 . the option to purchase approximately 6,036,386 shares of our common stock that we granted to Sun may become exercisable and, if exercised, will result in a substantial decrease in the percentage of our outstanding common stock currently held by our stockholders, may depress our stock price and may make another business combination involving our company more difficult;
 .  Sun could require us to purchase the option or shares of our common stock it acquired under the option, resulting in significant additional costs to us;
 . the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed; and
 . our costs related to the merger, such as legal, accounting and some of the fees of our financial advisor, must be paid even if the merger is not completed.

Further, if the merger agreement is terminated and our board of directors determines to seek another merger or business combination, we may not be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid in the merger.

In addition, while the merger agreement is in effect and subject to certain limited exceptions, we are generally prohibited from soliciting, initiating or knowingly encouraging or entering into extraordinary transactions, such as a merger, sale of assets or other business combination with any party other than Sun.

We face risks from our ongoing operations.

In addition to the risks related to the Sun transaction, we face other risks related to our ongoing business operations. We compete in the server appliance industry, and there are a number of factors that, in the past, have affected all of the companies in our industry, including us. Many of these factors may also impact our business in the future. These risks include the following:


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

Since our inception, we have incurred significant net losses including net losses of $12.2 million in the three months ended September 29, 2000 and $5.6 million in the three months ended October 1, 1999. In addition, we had an accumulated deficit of $57.7 million as of September 29, 2000.

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

Although our revenues grew rapidly in the three months ended September 29, 2000, we do not believe that we will maintain this rate of revenue growth because we started from a small base of revenue, and it is difficult to maintain high percentage increases over a larger revenue base. In addition, growing competition, the incremental manner in which customers implement server appliances and our inexperience in selling our products to small- to medium-sized organizations could also affect our revenue growth. Any significant decrease in our rate of revenue growth would likely result in a decrease in our stock price.

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

Historically, we have derived substantially all of our revenues from sales of our Cobalt Qube and Cobalt RaQ products. During the three months ended September 29, 2000 and October 1, 1999, sales of Cobalt RaQ and Cobalt Qube products accounted for approximately 92% and 87% of our total revenues. We expect that these products will continue to account for a large portion of our total revenues for at least the next two fiscal years. Any factors adversely affecting the pricing of or demand for our Cobalt Qube and Cobalt RaQ products, including competition or technological change, could cause our revenues to decline and our business to suffer. Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

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

We have not experienced an overall decrease in the average selling prices of our products. However, we anticipate that as products in the server appliance market become more commoditized, the average unit price of our products may decrease in the future. The average unit price of our products may also decrease in response to changes in product mix, competitive pricing pressures, and new product introductions by us or our competitors or other factors. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes, our revenues will decline. Changes in the mix of our sales, including the mix between higher margin Cobalt RaQ products and somewhat lower margin Cobalt Qube products, could adversely affect our operating results for future quarters. In addition, our margins could be affected if we invest additional resources in our lower margin Cobalt NAS products. To maintain our gross margins, we also must continue to reduce the manufacturing cost of our products. Further, as average unit prices of our current products decline, we must develop and introduce new products and product enhancements that sell at higher margins.

Our business is dependent on the adoption of server appliances and a decrease in their rate of adoption could cause the market price for our common stock to decline.

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

The market for server appliance products, particularly those for use primarily by web hosting and application service providers-companies that provide internet, intranet, extranet and application hosting services to others- has only recently begun to develop and is evolving rapidly. Because this market is new, we cannot predict its potential size or future growth rate. Our revenues may not continue to grow and the market price for our common stock could decline if the server appliance market does not grow rapidly over a number of years.

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

Our Cobalt RaQ products are used primarily by web hosting and application service providers. Recently, consolidation has begun to occur in the web hosting and application service provider market, and many large web hosting and application service providers are acquiring the smaller and the regional companies. For example, NTT acquired Verio in 2000. Large web hosting and application service providers that provide hosting services may not be as receptive to our products because their buying programs are more likely to be based on established, proprietary operating systems and general purpose servers. In addition, we expect that internet service providers that specialize in providing internet access and non-hosting services to consumers will not be substantial purchasers of our products.

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

We rely on contract manufacturers to produce our products. In the future, we anticipate that we may engage with additional contract manufacturing partners to manufacture our products in higher volume and at lower costs. We may not find outside manufacturers that will meet our needs. Additionally, qualifying a new outside manufacturer and commencing volume production are expensive and time consuming. If we are required or choose to change or add outside manufacturers, we may lose sales and our customer relationships may suffer.

We may experience transitional problems if we switch outside manufacturers, including delays and quality control issues that could cause us to lose sales and impair our ability to achieve profitability.

Prior to August 1999, almost all of our products were manufactured by a single manufacturer, which also provided supply chain management for our products' components. We experienced problems in having our products manufactured by this contractor in a timely fashion in part due to the increase in our volume requirements. In response to these problems, in August 1999 we switched the majority of our manufacturing to SMTC Corp. Although we believe that SMTC will continue to support our manufacturing requirements, they are only obligated to supply quantities based on our forecasts, and may cancel their manufacturing obligations to us upon 90 days notice. If SMTC experiences delays, disruptions, capacity constraints or quality control certain problems in its manufacturing operations, product shipments to our customers could be delayed, which would negatively impact our net revenues, competitive position and reputation.

In July 2000, we engaged with Solectron to provide additional manufacturing capabilities. Any transition of existing products to Solectron, or introduction of new products at Solectron, could possibly result in disruption of supply to our customers.

We may experience production delays or disruptions if we relocate our manufacturing to offshore facilities, which could result in lost revenues.

We anticipate that we may relocate some of our manufacturing operations to offshore manufacturing facilities during 2001. We could experience difficulties and disruptions in the manufacture of our products while we transition to an off-shore facility. Manufacturing disruption could prevent us from achieving timely delivery of products and could result in lost revenues.

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

We rely on our channel partners who are distributors, such as Ingram Micro and Tech Data, resellers and system integrators to sell a majority of our products in the United States. A substantial majority of our sales outside of the United States are through other channel partners, and we rely on Nissho Electronics to sell a majority of our products in Japan. Sales to distributors accounted for 39% of our net revenues in the three months ended September 29, 2000 and 85% of our net revenues in the three months ended October 1, 1999. There has been a decrease in our utilization of channel partners due to focused efforts by our direct sales force. If we fail to sell our products through our existing channel partners, we would experience a material decline in revenues. Even if we are successful in selling our products through new channel partners, the rate of growth of our net revenues could be materially and adversely affected if our existing channel partners do not continue to sell a substantial number of our products. We cannot be certain that we will be able to attract channel partners that market our products effectively or provide timely and cost-effective customer support and service. None of our current channel partners are obligated to continue selling our products. We cannot be certain that any channel partner will continue to represent our products or that our channel partners will devote a sufficient amount of effort and resources to selling our products in their territories.

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

We must expand the number of channel partners who sell our products or our direct international sales presence to significantly increase our international sales. We may incur higher personnel costs by hiring direct sales staff that may not result in an increase in our revenues. We may not realize corresponding increases in operating margins from increases in international sales, due to the higher costs of these sales. Our sales outside of the United States represented 38% of our net revenues in the three months ended September 29, 2000 and 62% of our net revenues in the three months ended October 1, 1999. To date, we have relied primarily on international channel partners and have only recently begun to employ direct sales staff outside of the United States. Even if we are able to successfully expand our direct and indirect international selling efforts, we cannot be certain that we will be able to create or increase international market demand for our products.

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

We continue to increase the scope of our operations and have grown our headcount substantially. As of September 29, 2000 we had a total of 265 employees, and as of October 1, 1999, we had a total of 127 employees. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively. We also cannot be sure that our revenues will continue to grow at a sufficient rate to absorb the costs associated with a larger overall headcount, as well as recruiting- related expenses.

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

We conduct direct sales activities in Japan, the United Kingdom, Germany and the Netherlands and indirect sales activities in Asia, elsewhere in Europe and Latin America. Our international operations are subject to other inherent risks, including:

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

We may continue our expansion into complementary businesses through internal growth as well as acquisitions. We expect that we will continue to incur substantial expenses as we acquire other businesses including charges for the write-off of in-process research and development. Our operating results have fluctuated in the past and may fluctuate in the future because of the timing of such write-offs. For example, we incurred a charge to operations in the nine months ended September 29, 2000 of $830,000 for the write-off of in-process research and development related to our acquisition of Chili!Soft and we will experience ongoing charges related to that acquisition for amortization of goodwill and intangibles currently amounting to approximately $6.6 million per quarter.

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

The securities markets have experienced significant price and volume fluctuations in the past and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common stock could decrease significantly. The market price of our common stock ranged from a low of $22 to a high of $172 during the period from November 5, 1999 to September 29, 2000. Investors may be unable to resell their shares of our common stock for a profit. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

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

As of September 29, 2000, we had short-term investments of $76.8 million. These short-term investments consist of highly liquid investments with original maturities at the date of purchase between three and nine months. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income.

          PART II--OTHER INFORMATION


Item 1.   Legal Proceedings.

In June 2000, the Company filed suit against NetMachines, Inc., in the U.S. District Court for the Northern District of California, claiming that the use of the name RedRak for its server products constitutes trademark infringement of the Company's registered RaQ trademark for computer hardware products, which includes servers. The Company intends to pursue this matter vigorously but is unable to provide an evaluation of the probability of a favorable outcome or unfavorable outcome. The Company believes, based on currently available information, the resolution of this matter will not have a material effect on its financial position, results of operations or cash flows.

Item 2.   Changes in Securities and Use of Proceeds.

With respect to the requirements of Item 701(f) of Regulation S-K regarding the reporting of use of proceeds, pursuant to the information required to be reported by Item 701(f)(4)(viii), Cobalt used net proceeds in the amounts noted for the stated purposes since its December 31, 1999 Annual Report on Form 10-K: purchase and installation of machinery and equipment--$1,913,000 and working capital--$96.1 million.

Item 6.   Exhibits and Reports on Form 8-k.

     (a)  Exhibits:


27.1 Financial Data Schedule.

(b) Reports on Form 8-K. We filed the following current reports on Form 8-K during the three months ended September 29, 2000:

 . Form 8-K/A dated as of August 7, 2000 regarding our acquisition of Chili!Soft, Inc.

 . Form 8-K dated as of September 20, 2000 regarding the execution of a definitive agreement and plan of reorganization with Sun Microsystems, Inc.

 . Form 8-K dated as of September 29, 2000 for the purpose of filing certain forms of agreement and the agreement and plan of reorganization dated September 18, 2000 with Sun Microsystems, Inc.

               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Cobalt Networks, Inc.


Date November 13, 2000

                                       /s/ Stephen W. DeWitt
                                       -----------------------------------------
                                                 Stephen W. DeWitt
                                          President and Chief Executive
                                                      Officer
                                           (Principal Executive Officer)


                                       /s/ Kenton D. Chow
                                       -----------------------------------------
                                                   Kenton D. Chow
                                            Vice President of Finance and
                                               Chief Financial Officer
                                              (Principal Financial and
                                                 Accounting Officer)